Form 10-Q
period 2000-03-31
INSIGHT MIDWEST LP; INSIGHT CAPITAL INC
filed 2000-05-15
CIK 1110458, 1110456

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ______________________

                                   FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended March 31, 2000


                      Commission file numbers  333-33540
                                               333-33540-1
                            ______________________

                             INSIGHT MIDWEST, L.P.
                             INSIGHT CAPITAL, INC.
           (Exact name of registrants as specified in their charters)

                      Delaware                         13-4079232
                      Delaware                         13-4079679
           (State or other jurisdiction of          (I.R.S. Employer
           incorporation or organization)         Identification Nos)

             126 East 56th Street
               New York, New York                           10022
       (Address of principal executive offices)          (Zip code)


        Registrants telephone number, including area code: 212-371-2266

                            ______________________

          Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to
such filing requirements for the past 90 days.   Yes     No  X
                                                     ---    ---

          Indicate the number of shares outstanding of each of the registrants' classes of common stock, as of the latest practicable date.

          Insight Midwest, L.P.--not applicable
          Insight Capital, Inc.--not applicable

================================================================================

                        PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (which, except as disclosed elsewhere herein, consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in the Company's Registration Statement on Form S-4.

                             INSIGHT MIDWEST, L.P.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                            December 31,               March 31,
                                                                               1999                      2000
                                                                            ------------              -----------
                                                                                                      (unaudited)
ASSETS

Cash and cash equivalents                                                   $     35,996              $    22,868
Trade accounts receivable (net of allowance for doubtful accounts
 of: December 1999, $735; March 2000, $718)                                       15,643                   12,268

Prepaid expenses and other current assets                                          6,976                    8,114
                                                                            ------------              -----------
       Total current assets                                                       58,615                   43,250

Fixed assets, (net of accumulated depreciation of: December 1999,
 $87,978; March 2000, $112,954)                                                  596,246                  612,685

Intangible assets (net of accumulated amortization of: December
 1999, $55,690; March 2000, $76,843)                                           1,032,553                1,011,902

Deferred financing costs, net of amortization                                     19,185                   18,795
                                                                            ------------              -----------
   Total assets                                                             $  1,706,599              $ 1,686,632
                                                                            ============              ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                            $     59,406              $    68,055
Accrued expenses and other assets                                                 26,029                   23,201
Interest payable                                                                  19,397                   23,635
Due to affiliates                                                                  1,220                    2,101
                                                                            ------------              -----------
     Total current liabilities                                                   106,052                  116,992

Debt                                                                           1,232,000                1,232,000
                                                                            ------------              -----------
   Total liabilities                                                           1,338,052                1,348,992

Partners' Capital                                                                368,547                  337,640
                                                                            ------------              -----------
                                                                            $  1,706,599              $ 1,686,632
                                                                            ============              ===========

     See accompanying notes

                             INSIGHT MIDWEST, L.P.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands)
                                  (unaudited)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                              ----------------------------
                                                                                1999                2000
                                                                              --------            --------
Revenue                                                                       $ 35,628            $ 92,503
Costs and expenses:
 Programming and other operating costs                                          10,442              31,336
 Selling, general and administrative                                             6,727              17,598
 Management fees                                                                 1,102               2,678
 Depreciation and amortization                                                  22,019              46,128
                                                                              --------            --------
                                                                                40,290              97,740
                                                                              --------            --------

 Loss from operations                                                           (4,662)             (5,237)

Other income (expense):
 Interest expense, net                                                          (8,225)            (25,699)
 Other income                                                                        -                  29
                                                                              --------            --------

Net loss                                                                      $(12,887)           $(30,907)
                                                                              ========            ========

     See accompanying notes

                             INSIGHT MIDWEST, L.P.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                              ------------------------------
                                                                                1999                  2000
                                                                              --------              --------
Operating activities:
 Net loss                                                                     $(12,887)             $(30,907)
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                22,019                46,128
   Provision for losses on trade accounts receivable                               352                 1,567
   Changes in operating assets and liabilities:
      Trade accounts receivable                                                  1,280                 1,809
      Due from and to affiliates                                                   969                   881
      Prepaid expenses and other assets                                           (586)               (1,138)
      Accounts payable                                                          11,001                 8,649
      Accrued expenses and other liabilities                                      (580)               (2,828)
      Interest payable                                                            (500)                4,238
                                                                              --------              --------
Net cash provided by operating activities                                       21,068                28,399
                                                                              --------              --------

Investing activities:
   Purchases of fixed assets                                                   (15,481)              (41,415)
   Increase in intangible assets                                                (4,169)                 (112)
                                                                              --------              --------
Net cash used in investing activities                                          (19,650)              (41,527)
                                                                              --------              --------

Financing activities:
   Borrowings from bank credit facility                                          6,000                     -
                                                                              --------              --------
Net cash provided by financing activities                                        6,000                     -
                                                                              --------              --------

Net increase (decrease) in cash and cash equivalents                             7,418               (13,128)
Cash and cash equivalents at beginning of period                                19,493                35,996
                                                                              --------              --------
Cash and cash equivalents at end of period                                    $ 26,911              $ 22,868
                                                                              --------              --------

See accompanying notes

                             INSIGHT MIDWEST, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

A.   Organization

     Insight Midwest, L.P. ("Insight Midwest" or the "Company") was formed in September 1999 to serve as the holding company and a financing vehicle for Insight's cable television system joint ventures with an affiliate of AT&T Broadband, LLC (formerly Tele-Communications, Inc.) ("AT&T Broadband"). Insight Midwest is owned 50% by Insight Communications Company, Inc. ("Insight Inc."), through its subsidiary Insight Communications Company, L.P. ("Insight L.P."), and 50% by TCI of Indiana Holdings, LLC ("TCI"), an indirect subsidiary of AT&T Broadband. On October 1, 1999 Insight Midwest issued $200.0 million of 9 3/4% Senior Notes due 2009 with Insight Capital, Inc., as co-issuer, a wholly-owned subsidiary of Insight Midwest. On October 1, 1999 the Indiana and Kentucky systems and operations were consolidated under Insight Midwest, as described further below. Through its operating subsidiaries Insight Indiana and Insight Kentucky (defined below), Insight Midwest owns and operates cable television systems in Indiana and Kentucky which passed approximately 1.2 million homes and served approximately 749,000 customers as of March 31, 2000.

Insight Indiana

     On October 31, 1998 Insight L.P. and TCI contributed certain of their cable television systems located in Indiana and Northern Kentucky (the "Indiana systems") to Insight Communications of Indiana, LLC ("Insight Indiana") in exchange for 50% equity interests therein. The cable television systems contributed to Insight Indiana by Insight L.P. included the Jasper and Evansville systems that were acquired by Insight L.P. from TCI on October 31, 1998 and the Noblesville, Jeffersonville and Lafayette systems already owned by Insight L.P. (the "Insight Contributed Systems"). Insight L.P. entered into a management agreement with Insight Indiana, pursuant to which Insight L.P. agreed to manage the Indiana systems for an annual fee of 3% of the gross revenues of the Indiana systems. On October 1, 1999, as part of a joint venture restructuring, Insight Indiana became a wholly-owned subsidiary of Insight Midwest and amended its management agreement with Insight L.P., confirming the 3% management fee. In addition to managing the day-to-day operations of the Indiana systems, Insight L.P. is the general partner and therefore effectively controls Insight Midwest. Therefore, subject to certain matters that require TCI's approval as specified in Insight Midwest's partnership agreement, Insight L.P. controls Insight Indiana, including all of the operating and financial decisions pertaining to the Indiana systems. Pursuant to their terms of respective governing agreements, the terms of Insight Midwest and Insight Indiana will continue for twelve years through October 1, 2011, unless extended by Insight L.P. and TCI.

     In accordance with the foregoing, the historical carrying values of the Indiana systems contributed by TCI were increased by an amount equivalent to 50% of the

                             INSIGHT MIDWEST, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

A.  Organization (continued)

difference between the fair value of the Indiana systems and their respective carrying values ($89.1 million) as of October 31, 1998. In addition, the historical values of the Insight Contributed Systems were increased by $44.3 million, an amount equivalent to 50% of the difference between the fair value of such systems and their respective carrying values as of October 31, 1998. Furthermore, in connection with Insight L.P.'s acquisition of the Jasper and Evansville systems, the historical values of such systems were increased by $112.0 million, an amount equivalent to the difference between the fair value of such systems and their carrying values as of October 31, 1998. The aggregate step-up to fair value was allocated to the cable television assets contributed by TCI in relation to their fair values as increases in property and equipment of $58.0 million and franchise costs of $181.6 million. Neither Insight L.P. nor TCI is contractually required to contribute additional capital to Insight Midwest and, because Insight Midwest is a limited partnership, neither Insight L.P. nor TCI is liable for the obligations of Insight Indiana or the Indiana systems. For the purposes of this financial statement, Insight Indiana is considered the predecessor to Insight Midwest.

     Insight Indiana's systems passed approximately 500,000 homes and served approximately 324,000 customers as of March 31, 2000.

Insight Kentucky

     On October 1, 1999, Insight, L.P. acquired a combined 50% interest in InterMedia Capital Partners VI, L.P. (the "IPVI Partnership") from related parties of Blackstone Cable Acquisition Company, LLC, related parties of InterMedia Capital Management VI, LLC and a subsidiary and related party of AT&T Broadband, for approximately $341.5 million (inclusive of expenses), and Insight Midwest assumed debt of approximately $742.1 million. The IPVI Partnership, through several intermediary partnerships, owned and operated cable television systems in four major markets in Kentucky: Louisville, Lexington, Bowling Green and Covington (the "Kentucky systems"). On October 1, 1999, concurrently with this acquisition, the Kentucky systems were contributed to Insight Midwest. As a result of the IPVI Partnership's historical ownership structure, the Kentucky systems are owned and operated by Insight Kentucky Partners II, L.P. ("Insight Kentucky"), a third-tier subsidiary partnership of Insight Midwest. Also on October 1, 1999, Insight L.P. entered into a management agreement with Insight Kentucky, pursuant to which Insight L.P. manages the Kentucky systems in consideration for a 3% management fee. Similar to Insight Indiana, subject to certain matters that require TCI's approval as specified in Insight Midwest's partnership agreement, Insight L.P. effectively controls Insight Kentucky, including all of the operating and financial decisions pertaining to the Kentucky systems. Insight Kentucky and each of the other Kentucky partnerships also have twelve-year terms through October 1, 2011, unless extended by Insight L.P. and TCI.

                             INSIGHT MIDWEST, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

A. Organization (continued)

     The assets of Insight Kentucky have been valued based on the purchase price and have been preliminarily allocated between fixed and intangible assets based on management's evaluation of each individual operating system including such factors as the age of the cable plant, the progress of rebuilds and franchise relations. This resulted in a step-up in the carrying values of fixed assets of approximately $160.3 million and intangible assets of approximately $272.1 million. Fixed assets are being depreciated over their estimated useful lives and intangible assets are amortized over 15 years.

     Insight Kentucky's systems passed approximately 699,000 homes and served approximately 425,000 customers as of March 31, 2000.

B. Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

     The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the Company's financial statements and footnotes thereto for the year ended December 31, 1999, included in the Company's Registration Statement on Form S-4.

C. Significant Accounting Policies

Recent Accounting Policies

     In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities"("SFAS No. 133"). SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 will require the company to recognize all derivatives on the balance sheet at fair value. Although management has not completed its assessment of the impact of this standard on its results of operations and financial position, management does not anticipate that the adoption of this statement will be material.

                             INSIGHT MIDWEST, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

C.   Significant Accounting Policies (continued)

Change in Estimate

     Effective January 1, 2000 the Company changed the estimated useful lives of fixed assets which related to the Company's current rebuild program.
The changes in estimated useful lives were made to reflect managements' evaluation of the economic lives of the newer rebuilt plant. This change was made on a prospective basis and resulted in an increase in net income for the three months ended March 31, 2000 of approximately $3.0 million.

D. Pro Forma Results of Operations (unaudited)

     The pro forma unaudited results of operations for the period ended March 31, 1999 assuming the acquisition of the IPVI Partnership had been consummated on January 1, 1999, follows (in thousands):


             Revenues                            $  87,053
             Net loss                               38,490


E. Commitments and Contingencies

     The Company is a party to or may be affected by various matters under litigation. Management believes that the ultimate outcome of these matters will not have a significant adverse effect on either the Company's future results of operations or financial position.

F. Recent Developments

Greenwood Letter of Intent

     On March 21, 2000, Insight Midwest entered into a letter of intent with Cable One, Inc., a subsidiary of The Washington Post Company, for the acquisition of a cable television system serving approximately 16,000 customers in Greenwood, Indiana. The acquisition of the Greenwood system would occur upon completion of a proposed trade of systems between Cable One and AT&T Broadband. The transaction is subject to the negotiation and execution of definitive agreements.

Agreement in Principle with AT&T

     On March 15, 2000, Insight Inc. reached an agreement in principle with AT&T Corp. for the delivery of telephone service utilizing Insight Midwest's cable television systems under the "AT&T" brand name. The terms of the agreement in principle provide that Insight Inc. and its affiliates will market, service and bill for local telephone service. AT&T would be required to install and maintain the necessary switching equipment, and would be the local exchange carrier of record. AT&T would pay Insight Inc. and its affiliates a fee for the use of the cable television lines, and will also compensate Insight Inc. and its affiliates for installation and maintenance services at customers' residences. In addition, AT&T would pay Insight Inc. and its affiliates commissions for sales made to customers. The agreement in principle is subject to the negotiation and execution of definitive agreements and covers areas serviced by Insight Midwest.

Expansion of Insight Midwest

     On March 23, 2000, Insight L.P. entered into a letter of intent with AT&T Broadband to contribute to Insight Midwest additional cable television systems serving approximately 537,000 customers. Through a series of transactions, Insight L.P. will contribute to Insight Midwest its interests in systems serving approximately 187,000 customers, and AT&T Broadband will

                             INSIGHT MIDWEST, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

F. Recent Developments (continued)

contribute systems serving approximately 350,000 customers. Initially, Insight L.P. would exchange its Claremont, California system for a system in Freeport, Illinois, subject to completion by AT&T Broadband of its proposed acquisition of MediaOne. The Freeport system would be integrated into Insight L.P.'s Rockford, Illinois system, creating a cluster of approximately 75,000 customers in the northern part of the state. Insight L.P. would also purchase from AT&T Broadband systems serving approximately 100,000 customers in North Central Illinois. Concurrently with this purchase, Insight L.P. would contribute to Insight Midwest all of its systems not already owned by Insight Midwest, including the newly purchased Illinois systems, its expanded Rockford, Illinois cluster, its interest in its Columbus, Ohio system and its Griffin, Georgia system, as well as its systems in Indiana not already owned by Insight Midwest. At the same time, AT&T Broadband would contribute to Insight Midwest systems located in Central and North Central Illinois serving approximately 250,000 customers. As a result, Insight Midwest would increase its customer base of approximately 749,000 as of March 31, 2000 to approximately 1.3 million. AT&T Broadband would receive an amount of cash from Insight L.P. upon completion of the transactions, Insight Midwest would remain equally owned by Insight L.P. and AT&T Broadband, and Insight L.P. would continue to serve as general partner and manage and operate Insight Midwest's systems. The transactions are subject to the negotiation and execution of definitive agreements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

     Some of the information in this quarterly report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," and "continue" or similar words. You should read statements that contain these words carefully because they:

 .    discuss our future expectations;

 .    contain projections of our future results of operations or of our financial condition; or

 .    state other "forward-looking" information.

     We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors listed in our most recent registration statement, as well as any cautionary language in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this quarterly report could have a material adverse effect on our business, operating results and financial condition.

Introduction

     Because of corporate transactions completed over the past three years, including the contribution agreement with an affiliate of AT&T Broadband with respect to the Indiana systems and the Kentucky acquisition, we do not believe the discussion and analysis of our historical financial condition and results of operations below are indicative of our future performance.

     On October 31, 1998 our manager exchanged its Utah systems for AT&T Broadband's Evansville, Indiana system. Simultaneously, our manager completed a contribution agreement with AT&T Broadband forming Insight Indiana and contributed certain of its Indiana systems, the Noblesville, Lafayette and Jeffersonville systems (the "Insight Contributed Systems"), as well as the
Evansville system to Insight Indiana.   At the same time, AT&T Broadband
contributed most of its Indiana systems to Insight Indiana.

     On October 1, 1999, our manager acquired a combined 50% interest in InterMedia Capital Partners VI, L.P. (the "IPVI Partnership") from related parties of Blackstone Cable Acquisition Company, LLC, related parties of InterMedia Capital Management VI, LLC and a subsidiary and related party of AT&T Broadband, for approximately $341.5 million (inclusive of expenses), and we assumed debt of approximately $742.1 million.

     On October 1, 1999, our manager completed an agreement with affiliates of AT&T Broadband, pursuant to which our manager and affiliates of AT&T Broadband each contributed their respective 50% interests in Insight Indiana and in Insight Kentucky in exchange for a 50% interest in Insight Midwest, L.P.

General

     Substantially all of our historical revenues of each of our systems were earned from customer fees for cable television programming services including premium and pay-per-view services and ancillary services, such as rental of converters and remote control devices and installations and from selling advertising. In addition, we earned revenues from commissions for products sold through home shopping networks.

     We have generated increases in revenues and EBITDA for each of the past three fiscal years, primarily through internal customer growth, increases in monthly revenue per customer and growth in advertising.

Results of Operations

  As Insight Indiana is the predecessor of Insight Midwest, the following discussion includes the results of operations of Insight Indiana for the three months ended March 31, 1999 and the results of Insight Midwest for the three months ended March 31, 2000. The following table reflects these results of operations:

                                                                               Three Months Ended March 31,
                                                                             -------------------------------
                                                                                 1999                2000
                                                                               --------            --------
                                                                                      (in thousands)
Revenue                                                                        $ 35,628            $ 92,503
Costs and expenses:
     Programming and other operating costs                                       10,442              31,336
     Selling, general and administrative                                          6,727              17,598
     Management fees                                                              1,102               2,678
     Depreciation and amortization                                               22,019              46,128
                                                                             ----------         -----------
                                                                                 40,290              97,740
                                                                             ----------         -----------
Operating loss                                                                   (4,662)             (5,237)

EBITDA                                                                           17,357              40,920
Interest expense                                                                 (8,225)            (25,699)
Net loss                                                                        (12,887)            (30,907)
Net cash provided by operating activities                                        21,068              28,399
Net cash used in investing activities                                           (19,650)            (41,527)
Net cash provided by financing activities                                         6,000                   -

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

     Revenues increased 159.6% to $92.5 million for the three months ended March 31, 2000 compared to $35.6 million for the three months ended March 31, 1999. The results were impacted by the acquisition of Insight Kentucky on October 1, 1999. The incremental revenue generated from the Kentucky systems approximated $56.4 million accounting for 99.1% of the consolidated revenue increase. In addition, revenues increased as a result of internal customer growth, rate increases and growth in advertising revenues.

     Revenues per customer per month averaged $41.20 for the three months ended March 31, 2000 compared to $37.13 for the three months ended March 31, 1999. The increase is primarily attributable to customer rate increases as Insight Indiana turned on nodes in rebuilt areas resulting in higher basic rates.

     Programming and other operating costs increased 200.1% to $31.3 million for the three months ended March 31, 2000 compared to $10.4 million for the three months ended March 31, 1999. The Kentucky systems accounted for approximately 93.6% or approximately $19.6 million of the total increase. Excluding these systems, these costs increased by approximately $1.3 million accounting for 6.4% of the total increase, primarily as a result of increased programming costs and additional programming carried by our systems.

     Selling, general and administrative expenses increased 161.6% to $17.6 million for the three months ended March 31, 2000 compared to $6.7 million for the three months ended March 31, 1999. The Kentucky systems accounted for approximately 96.8% or approximately $10.5 million of the total increase.

     Depreciation and amortization expense increased 109.5% to $46.1 million for the three months ended March 31, 2000 compared to $22.0 million for the three months ended March 31, 1999. This increase was primarily due to the acquisitions of the cable systems discussed above and additional capital expenditures associated with the rebuilds of our systems, partially offset by a decrease in depreciation expense attributable to a change in estimate as of January 1, 2000 which resulted in assets being depreciated over longer lives.

     For the three months ended March 31, 2000, an operating loss of $5.2 million was incurred as compared to $4.7 million for the three months ended March 31, 1999, for reasons set forth above.

     EBITDA increased 135.8% to $40.9 million for the three months ended March 31, 2000 as compared to $17.4 for the three months ended March 31, 1999 primarily reflecting the acquisition of the Kentucky systems. EBITDA represents earnings (loss) before interest, taxes, depreciation and amortization. Our management believes that EBITDA is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. However, EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or cash flows as a measure of liquidity, as determined in accordance with generally accepted accounting principles. EBITDA, as computed by management, is not necessarily comparable to similarly titled amounts of other companies.

     Interest expense increased 212.3% to $25.7 million for the three months ended March 31, 2000 compared to $8.2 million for the three months ended March 31, 1999. The increase was primarily due to higher average outstanding indebtedness related to the acquisitions. Average debt outstanding during the three months ended March 31, 2000 was $1.2 billion at an average interest rate of 8.5%.

     For the three months ended March 31, 2000 a net loss of $24.1 million was realized for the reasons set forth above.

Liquidity and Capital Resources

     Our business requires cash for operations, debt service, capital expenditures and acquisitions. The cable television business has substantial on-going capital requirements for the construction, expansion and maintenance of its broadband networks. Expenditures have primarily been used to rebuild and upgrade our existing cable network, and in the future will be used for plant extensions, new services, converters and system rebuilds. Historically, we have been able to meet our cash requirements with cash flow from operations and borrowings under our credit facilities.

     For the three months ended March 31, 2000 and March 31, 1999, we spent $41.4 million and $15.5 million, respectively, in capital expenditures largely to support our plant rebuild, digital converter purchases and to a lesser extent network extensions. For the three months ended March 31, 2000 and March 31, 1999, cash from operations totaled $28.4 million and $21.1 million, which together with borrowings under our credit facilities, funded the above noted capital expenditures.

     It is anticipated that during 2000, we will have approximately $192.4 million of capital expenditures, exclusive of any capital expenditures required for the deployment of telephony. Included in the planned 2000 capital expenditures is $101.1 million for the upgrade of most of our Indiana and Kentucky cable television systems, which will involve the wide deployment of fiber optics and other capital projects associated with implementing our clustering strategy. The amount of such capital expenditures for years subsequent to 2000 will depend on numerous factors including the level of success in deploying our new services which will impact the amount of capital we will need for digital converters and other network service infrastructure to support demand for new products and services.

     At March 31, 2000, we had indebtedness of approximately $1.2 billion, including $1.0 billion outstanding under senior bank credit facilities. The senior credit facilities consisted of:

 .  $550.0 million reducing revolver credit/term facility, maturing in December
   2006, which supports our Indiana systems, of which $470.0 million was borrowed; and

 . $675.0 million reducing revolving credit/term loan facility, maturing in October 2006, which supports our Kentucky systems, of which $562.0 million was borrowed.

     The weighted average interest rates for amounts outstanding under the senior credit facilities at March 31, 2000 were 8.13% and 8.33% for Insight Indiana and Insight Kentucky, respectively. The facilities contain covenants restricting, among other things, our ability to make capital expenditures, acquire or dispose of assets, make investments and engage in transactions with related parties. The facilities also require compliance with certain financial ratios, require us to enter into interest rate protection agreements and contain customary events of default.

     On October 1, 1999, in connection with our formation, we completed an offering of $200.0 million principal amount of our 9 3/4% senior notes due 2009. The net proceeds of the offering were used to repay certain outstanding debt of the Kentucky systems. Interest on the notes is payable on April 1 and October 1 of each year, commencing April, 2000. The indenture relating to the senior notes imposes certain limitations on our ability to, among other things, incur debt, make distributions, make investments and sell assets.

Impact of Recently Issued Accounting Standards

     In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities"("SFAS No. 133"). SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 will require the company to recognize all derivatives on the balance sheet at fair value. Although management has not completed its assessment of the impact of this standard on its results of operations and financial position, management does not anticipate that the adoption of this statement will be material.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     Our revolving credit and term loan agreements bear interest at floating rates. Accordingly, we are exposed to potential losses related to changes in interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes; however, in order to manage our exposure to interest rate risk, we enter into derivative financial instruments, typically interest rate swaps and collars. The counterparties to our swap and collar agreements are major financial institutions. As of March 31, 2000, our interest rate swap and collar agreements expire in varying amounts through 2002.

     The fair market value of our long-term debt approximates its carrying value as it bears interest at floating rates of interest. As of March 31, 2000, the estimated fair value of our interest rate swap and collar agreements was approximately $9.1 million, which amount represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.

     As of March 31, 2000, we had hedged approximately $690.0 million, or 67%, of our borrowings under our Insight Indiana credit facility and Insight Kentucky credit facility. Accordingly, a hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense by approximately $3.4 million.

                                    PART II
                               OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K

     (a)  Exhibits:

  27.1    Financial Data Schedule.


     (b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed during the period covered by this quarterly report.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              INSIGHT MIDWEST, L.P.
                              INSIGHT CAPITAL, INC.




Date: May 15, 2000       By: /s/ Michael S. Willner
                            -----------------------
                         Michael S. Willner
                         President, Chief Executive Officer and Director



                         By: /s/ Kim D. Kelly
                            -----------------
                         Kim D. Kelly
                         Executive VP, Chief Financial & Operating Officer, Secretary and Director