Form 10-Q
period 2000-06-30
INSIGHT MIDWEST LP; INSIGHT CAPITAL INC
filed 2000-08-11
CIK 1110458, 1110456

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 2000


                       Commission file numbers  333-33540
                                                333-33540-1
                            _______________________

                             INSIGHT MIDWEST, L.P.
                             INSIGHT CAPITAL, INC.
           (Exact name of registrants as specified in their charters)


               Delaware                                       13-4079232
               Delaware                                       13-4079679
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                      Identification No.'s)

            810 7th Avenue
          New York, New York                                    10019
 (Address of principal executive offices)                    (Zip code)

        Registrants telephone number, including area code: 917-286-2300

                            _______________________

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to
such filing requirements for the past 90 days.   Yes  X  No
                                                     ----   ----

     Indicate the number of shares outstanding of each of the registrants' classes of common stock, as of the latest practicable date.

     Insight Midwest, L.P.--not applicable
     Insight Capital, Inc.--not applicable
===============================================================================

                        PART I.    FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in the Company's Registration Statement on Form S-4.

                             INSIGHT MIDWEST, L.P.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                                         December 31,           June 30,
                                                                             1999                 2000
                                                                       ----------------      ---------------
                                                                                               (unaudited)
ASSETS
Cash and cash equivalents............................................        $   35,996           $   18,162
Trade accounts receivable (net of allowance for doubtful accounts
 of: December 1999, $735; June 2000, $722)...........................            15,643               14,100

Prepaid expenses and other current assets............................             6,976                5,930
                                                                       ----------------      ---------------

       Total current assets..........................................            58,615               38,192

Fixed assets, (net of accumulated depreciation of: December 1999,
 $87,978; June 2000, $139,816).......................................           596,246              630,949

Intangible assets (net of accumulated amortization of: December
 1999, $55,690; June 2000, 98,032)...................................         1,032,553              991,650

Deferred financing costs, net of amortization........................            19,185               19,007
                                                                       ----------------      ---------------
       Total assets..................................................        $1,706,599           $1,679,798
                                                                       ================      ===============

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable.....................................................        $   59,406           $   49,949
Accrued expenses and other assets....................................            26,029               18,813
Interest payable.....................................................            19,397               20,384
Due to affiliates....................................................             1,220                2,937
                                                                       ----------------      ---------------
       Total current liabilities.....................................           106,052               92,068
Debt.................................................................         1,232,000            1,281,000
                                                                       ----------------      ---------------
       Total liabilities.............................................         1,338,052            1,373,068
Partners' Capital....................................................           368,547              306,715
                                                                       ----------------      ---------------
                                                                             $1,706,599           $1,679,798
                                                                       ================      ===============

        See accompanying notes

                             INSIGHT MIDWEST, L.P.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                  (unaudited)

                                               Three months ended June 30,              Six months ended June 30,
                                            ---------------------------------        -------------------------------
                                                    1999               2000                1999            2000
                                            -----------------    ------------       ---------------   --------------
Revenue...................................        $ 36,116           $ 94,734            $ 71,744           $187,237
Costs and expenses:
 Programming and other operating costs....           9,735             33,528              20,177             64,864
 Selling, general and administrative......           6,924             14,487              13,651             32,085
 Management fees..........................           1,112              2,737               2,214              5,415
 Depreciation and amortization............          21,421             48,052              43,440             94,180
                                            --------------       ------------       -------------     --------------
                                                    39,192             98,804              79,482            196,544
                                            --------------       ------------       -------------     --------------

 Loss from operations.....................          (3,076)            (4,070)             (7,738)            (9,307)

Other income (expense):
 Interest expense, net....................          (8,538)           (26,899)            (16,767)           (52,598)
 Other income.............................              17                 44                  21                 73
                                            --------------       ------------       -------------     --------------
Net loss..................................        $(11,597)          $(30,925)           $(24,484)          $(61,832)
                                            ==============       ============       =============     ==============

        See accompanying notes

                             INSIGHT MIDWEST, L.P.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                  Six Months Ended
                                                                                       June 30,
                                                                       -----------------------------------
                                                                           1999                   2000
                                                                       ------------           ------------
Operating activities:
 Net loss..........................................................      $(24,484)             $(61,832)
 Adjustments to reconcile net loss to net cash provided by
  operating activities:
   Depreciation and amortization...................................        43,440                94,180
   Provision for losses on trade accounts receivable...............           746                 3,028
   Changes in operating assets and liabilities:
      Trade accounts receivable....................................         1,656                (1,485)
      Due from and to affiliates...................................          (563)                1,717
      Prepaid expenses and other assets............................        (1,056)                1,047
      Accounts payable.............................................        10,039                (9,456)
      Accrued expenses and other liabilities.......................           440                (7,217)
      Interest payable.............................................          (353)                  987
                                                                       -------------         -------------
Net cash provided by operating activities..........................        29,865                20,969
                                                                       -------------         -------------

Investing activities:
   Purchases of fixed assets.......................................       (31,144)              (86,542)
   Increase in intangible assets...................................        (4,216)               (1,261)
                                                                       -------------         -------------
Net cash used in investing activities..............................       (35,360)              (87,803)
                                                                       -------------         -------------

Financing activities:
   Borrowings from bank credit facility............................         6,000                49,000
                                                                       -------------         -------------
Net cash provided by financing activities..........................         6,000                49,000
                                                                       -------------         -------------

Net increase (decrease) in cash and cash equivalents...............           505               (17,834)
Cash and cash equivalents at beginning of period...................        19,493                35,996
                                                                       -------------         -------------
Cash and cash equivalents at end of period.........................      $ 19,998              $ 18,162
                                                                       -------------         -------------



        See accompanying notes

                             INSIGHT MIDWEST, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000


A.  Organization

     Insight Midwest, L.P. ("Insight Midwest" or the "Company") was formed in September 1999 to serve as the holding company and a financing vehicle for Insight's cable television system joint ventures with an affiliate of AT&T Broadband, LLC (formerly Tele-Communications, Inc.) ("AT&T Broadband"). Insight Midwest is owned 50% by Insight Communications Company, Inc. ("Insight Inc."), through its subsidiary Insight Communications Company, L.P. ("Insight L.P."), and 50% by TCI of Indiana Holdings, LLC ("TCI"), an indirect subsidiary of AT&T Broadband. On October 1, 1999 Insight Midwest issued $200.0 million of 9 3/4% Senior Notes due 2009 with Insight Capital, Inc., as co-issuer, a wholly-owned subsidiary of Insight Midwest. On October 1, 1999 the Indiana and Kentucky systems and operations were consolidated under Insight Midwest, as described further below. Through its operating subsidiaries Insight Indiana and Insight Kentucky (defined below), Insight Midwest owns and operates cable television systems in Indiana and Kentucky which passed approximately 1.2 million homes and served approximately 734,000 customers as of June 30, 2000.

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

     Insight Indiana's systems passed approximately 502,000 homes and served approximately 316,000 customers as of June 30, 2000.

                             INSIGHT MIDWEST, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000


A.  Organization (continued)

Insight Kentucky

     On October 1, 1999, Insight, L.P. acquired a combined 50% interest in InterMedia Capital Partners VI, L.P. (the "IPVI Partnership") from related parties of Blackstone Cable Acquisition Company, LLC, related parties of InterMedia Capital Management VI, LLC and a subsidiary and related party of AT&T Broadband, for approximately $341.5 million (inclusive of expenses) and Insight Midwest assumed debt of approximately $742.1 million. The IPVI Partnership, through several intermediary partnerships, owned and operated cable television systems in four major markets in Kentucky: Louisville, Lexington, Bowling Green and Covington (the "Kentucky systems"). On October 1, 1999, concurrently with this acquisition, the Kentucky systems were contributed to Insight Midwest. As a result of the IPVI Partnership's historical ownership structure, the Kentucky systems are owned and operated by Insight Kentucky Partners II, L.P. ("Insight Kentucky"), a third-tier subsidiary partnership of Insight Midwest. Also on October 1, 1999, Insight L.P. entered into a management agreement with Insight Kentucky, pursuant to which Insight L.P. manages the Kentucky systems in consideration for a 3% management fee. Similar to Insight Indiana, subject to certain matters that require TCI's approval as specified in Insight Midwest's partnership agreement, Insight L.P. effectively controls Insight Kentucky, including all of the operating and financial decisions pertaining to the Kentucky systems. Insight Kentucky and each of the other Kentucky partnerships also have twelve-year terms through October 1, 2011, unless extended by Insight L.P. and TCI.

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

     Insight Kentucky's systems passed approximately 709,000 homes and served approximately 418,000 customers as of June 30, 2000.

                             INSIGHT MIDWEST, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000


B. Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

C. Significant Accounting Policies

Recent Accounting Policies

     In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 will require the company to recognize all derivatives on the balance sheet at fair value. Although management has not completed its assessment of the impact of this standard on its results of operations and financial position, management does not anticipate that the adoption of this statement will be material.

Change in Estimate

     Effective January 1, 2000 the Company changed the estimated useful lives of fixed assets which related to the Company's current rebuild program. The changes in estimated useful lives were made to reflect managements' evaluation of the economic lives of the newer rebuilt plant. This change was made on a prospective basis and resulted in an increase in net income for the three and six months ended June 30, 2000 of approximately $3.8 and $6.8 million, respectively.

                             INSIGHT MIDWEST, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000

D.   Pro Forma Results of Operations (unaudited)

     The pro forma unaudited results of operations for the period ended June 30, 1999 assuming the acquisition of the IPVI Partnership had been consummated on January 1, 1999, follows (in thousands):

                    Revenues                $175,276
                    Net loss                  72,945


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

Telephony Agreements

On July 17, 2000, Insight Indiana, Insight Kentucky and other affiliates of Insight Inc. entered into definitive agreements with AT&T Broadband, LLC for the provision by AT&T Broadband of all-distance telephone service utilizing the cable systems' infrastructure under the AT&T brand name. Telephony revenues are to be attributed to AT&T Broadband who, in turn, will pay the cable affiliate a monthly per line access fee. AT&T Broadband will also pay the cable affiliate for marketing, installation and billing support. AT&T Broadband would be required to install and maintain the necessary switching equipment, and would be the local exchange carrier of record. It is expected that the cable affiliates will market the telephone services both independently and as part of a bundle of services.

                             INSIGHT MIDWEST, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000

Expansion of Insight Midwest

     On March 23, 2000, Insight entered into a letter of intent with AT&T Broadband for the contribution to Insight Midwest of additional cable television systems serving approximately 537,000 customers. Initially, Insight will exchange its Claremont, California system for a system in Freeport, Illinois. Insight will also purchase from AT&T Broadband systems serving approximately 100,000 customers in North Central Illinois. Concurrently with this purchase, Insight will contribute to Insight Midwest such newly purchased systems, as well as all of its other systems not already owned by Insight Midwest, including the aforementioned Freeport, Illinois swap (comprising in total approximately 187,000 customers). At the same time, AT&T Broadband will contribute to Insight Midwest systems located in Central and North Central Illinois serving approximately 250,000 customers. Both Insight and AT&T Broadband will contribute their respective systems to Insight Midwest subject to an agreed-upon amount of indebtedness so that Insight Midwest will remain equally owned by Insight and AT&T Broadband. Insight will continue to serve as general partner of Insight Midwest and manage and operate Insight Midwest's systems. The transactions are subject to the negotiations and execution of definitive agreements.

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

Results of Operations

  As Insight Indiana is the predecessor of Insight Midwest, the following discussion includes the results of operations of Insight Indiana for the three and six months ended June 30, 1999 and the results of Insight Midwest for the three and six months ended June 30, 2000. The following table reflects these results of operations:

                                                   Three months ended June 30,                  Six months ended June 30,
                                               ------------------------------------         -----------------------------------
                                                         1999             2000                 1999                 2000
                                                         ----             ----                 ----                 ----
                                                            (in thousands)                           (in thousands)
Revenues                                              $ 36,116              $ 94,734             $ 71,744             $187,237
Costs and expenses:
     Programming and other operating costs               9,735                33,528               20,177               64,864
     Selling, general and administrative                 6,924                14,487               13,651               32,085
     Management fees                                     1,112                 2,737                2,214                5,415
     Depreciation and amortization                      21,421                48,052               43,440               94,180
                                                    ----------             ---------             --------            ---------
                                                        39,192                98,804               79,482              196,544
                                                    ----------             ---------             --------            ---------

Operating loss                                          (3,076)               (4,070)              (7,738)              (9,307)

EBITDA                                                  18,362                44,026               35,723               84,946
Interest expense                                         8,538                26,899               16,767               52,598
Net loss                                               (11,597)              (30,931)             (24,484)             (61,832)
Net cash provided by (used in) operating                 8,797                (7,430)              29,865               20,969
 activities
Net cash used in investing activities                  (15,710)              (46,276)             (35,360)             (87,803)
Net cash provided by financing activities                   --                49,000                6,000               49,000

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

     Revenues increased 162.3% to $94.7 million for the three months ended June 30, 2000 compared to $36.1 million for the three months ended June 30, 1999.

The results were impacted by the acquisition of Insight Kentucky on October 1, 1999. The incremental revenue generated from the Kentucky systems approximated $57.6 million accounting for 98.3% of the consolidated revenue increase. In addition, revenues increased as a result of internal customer growth, rate increases and growth in advertising revenues.

     Revenues per customer per month averaged $42.63 for the three months ended June 30, 2000 compared to $37.24 for the three months ended June 30, 1999. The increase is primarily attributable to customer rate increases as Insight Indiana turned on nodes in rebuilt areas resulting in higher basic rates.

     Programming and other operating costs increased 244.4% to $33.5 million for the three months ended June 30, 2000 compared to $9.7 million for the three months ended June 30, 1999. The Kentucky systems accounted for approximately 88.6% or approximately $21.1 million of the total increase. Excluding these systems, these costs increased by approximately $2.7 million accounting for 11.3% of the total increase, primarily as a result of increased programming rates and additional programming carried by our systems.

     Selling, general and administrative expenses increased 109.2% to $14.5 million for the three months ended June 30, 2000 compared to $6.9 million for the three months ended June 30, 1999. The Kentucky systems accounted for approximately 105.2% or approximately $8.0 million of the total increase, partially offset by a decrease in Insight Indiana general corporate expenses.

     Depreciation and amortization expense increased 124.3% to $48.1 million for the three months ended June 30, 2000 compared to $21.4 million for the three months ended June 30, 1999. This increase was primarily due to the acquisitions of the cable systems discussed above and additional capital expenditures associated with the rebuilds of our systems, partially offset by a decrease in depreciation expense attributable to a change in estimate as of January 1, 2000 which resulted in assets being depreciated over longer lives.

     For the three months ended June 30, 2000, an operating loss of $4.1 million was incurred as compared to $3.1 million for the three months ended June 30, 1999, for reasons set forth above.

     EBITDA increased 139.8% to $44.0 million for the three months ended June 30, 2000 as compared to $18.4 million for the three months ended June 30, 1999 primarily reflecting the acquisition of the Kentucky systems. EBITDA represents earnings (loss) before interest, taxes, depreciation and amortization. Our management believes that EBITDA is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. However, EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or cash flows as a measure of liquidity, as determined in accordance with generally accepted accounting principles. EBITDA, as computed by management, is not necessarily comparable to similarly titled amounts of other companies.

     Interest expense increased 214.9% to $26.9 million for the three months ended June 30, 2000 compared to $8.5 million for the three months ended June 30, 1999. The increase was primarily due to higher average outstanding indebtedness related to the acquisitions. Average debt outstanding during the three months ended June 30, 2000 was $1.3 billion at an average interest rate of 8.5%.

     For the three months ended June 30, 2000 a net loss of $30.9 million was realized for the reasons set forth above.


Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

     Revenues increased 161.0% to $187.2 million for the six months ended June 30, 2000 compared to $71.7 million for the six months ended June 30, 1999. The results were impacted by the acquisition of Insight Kentucky on October 1, 1999. The incremental revenue generated from the Kentucky systems approximated $114.0 million accounting for 98.7% of the consolidated revenue increase. In addition, revenues increased as a result of rate increases and growth in advertising revenues.

     Revenues per customer per month averaged $42.08 for the six months ended June 30, 2000 compared to $37.29 for the six months ended June 30, 1999. The increase is primarily attributable to customer rate increases as Insight Indiana turned on nodes in rebuilt areas resulting in higher basic rates.

     Programming and other operating costs increased 221.5% to $64.9 million for the six months ended June 30, 2000 compared to $20.2 million for the six months ended June 30, 1999. The Kentucky systems accounted for approximately 90.9% or approximately $40.7 million of the total increase. Excluding these systems, these costs increased by approximately $4.0 million accounting for 9.0% of the total increase, primarily as a result of increased programming rates and additional programming carried by our systems.

     Selling, general and administrative expenses increased 135.0% to $32.1 million for the six months ended June 30, 2000 compared to $13.7 million for the six months ended June 30, 1999. The Kentucky systems accounted for approximately 100.0% of the total increase.

     Depreciation and amortization expense increased 116.8% to $94.2 million for the six months ended June 30, 2000 compared to $43.4 million for the six months ended June 30, 1999. This increase was primarily due to the acquisitions of the cable systems discussed above and additional capital expenditures associated with the rebuilds of our systems, partially offset by a decrease in depreciation expense attributable to a change in estimate as of January 1, 2000 which resulted in assets being depreciated over longer lives.

     For the six months ended June 30, 2000, an operating loss of $9.3 million was incurred as compared to $7.7 million for the six months ended June 30, 1999, for reasons set forth above.

     EBITDA increased 137.8% to $84.9 million for the six months ended June 30, 2000 as compared to $35.7 for the six months ended June 30, 1999 primarily reflecting the acquisition of the Kentucky systems. EBITDA represents earnings
(loss) before interest, taxes, depreciation and amortization. Our management believes that EBITDA is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. However, EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or cash flows as a measure of liquidity, as determined in accordance with generally accepted accounting principles. EBITDA, as computed by management, is not necessarily comparable to similarly titled amounts of other companies.

     Interest expense increased 213.7% to $52.6 million for the six months ended June 30, 2000 compared to $16.8 million for the six months ended June 30, 1999. The increase was primarily due to higher average outstanding indebtedness related to the acquisitions. Average debt outstanding during the six months ended June 30, 2000 was $1.2 billion at an average interest rate of 8.4%.

     For the six months ended June 30, 2000 a net loss of $61.8 million was realized for the reasons set forth above.


Liquidity and Capital Resources

     Our business requires cash for operations, debt service, capital expenditures and acquisitions. The cable television business has substantial on-going capital requirements for the construction, expansion and maintenance of its broadband networks. Expenditures have primarily been used to rebuild and upgrade our existing cable network, and in the future will be used for plant extensions, new services, converters and system rebuilds. Historically, we have been able to meet our cash requirements with cash flow from operations and borrowings under our credit facilities. We believe we have adequate liquidity to operate our business plan, including making our planned capital expenditures. The completion of our recently announced acquisitions (discussed below under "Recent Developments") will require additional financing.

     For the six months ended June 30, 2000 and June 30, 1999, we spent $86.5 million and $31.1 million, respectively, in capital expenditures largely to support our plant rebuild, digital converter purchases and to a lesser extent network extensions. For the six months ended June 30, 2000 and June 30, 1999, cash from operations totaled $21.0 million and $29.9 million, which together with borrowings under our credit facilities, funded the above noted capital expenditures.

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

     At June 30, 2000, we had indebtedness of approximately $1.3 billion, including $1.1 billion outstanding under senior bank credit facilities. The senior credit facilities consisted of:

 .    $550.0 million reducing revolver credit/term facility, maturing in December
     2006, which supports our Indiana systems, of which $487.0 million was borrowed; and

 .    $675.0 million reducing revolving credit/term loan facility, maturing in
     October 2006, which supports our Kentucky systems, of which $594.0 million was borrowed.

     The weighted average interest rates for amounts outstanding under the senior credit facilities at June 30, 2000 were 8.6% and 8.7% for Insight Indiana and Insight Kentucky, respectively. The facilities contain covenants restricting, among other things, our ability to make capital expenditures, acquire or dispose of assets, make investments and engage in transactions with related parties. The facilities also require compliance with certain financial ratios, require us to enter into interest rate protection agreements and contain customary events of default.

     On October 1, 1999, in connection with our formation, we completed an offering of $200.0 million principal amount of our 9 3/4% senior notes due 2009. The net proceeds of the offering were used to repay certain outstanding debt of the Kentucky systems. Interest on the notes is payable on April 1 and October 1 of each year, which commenced April, 2000. The indenture relating to the senior notes imposes certain limitations on our ability to, among other things, incur debt, make distributions, make investments and sell assets.

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

Telephony Agreements

On July 17, 2000, Insight Indiana, Insight Kentucky and other affiliates of Insight Inc. entered into definitive agreements with AT&T Broadband, LLC for the provision by AT&T Broadband of all-distance telephone service utilizing the cable systems' infrastructure under the AT&T brand name.

Telephony revenues are to be attributed to AT&T Broadband who, in turn, will pay the cable affiliate a monthly per line access fee. AT&T Broadband will also pay the cable affiliate for marketing, installation and billing support. AT&T Broadband would be required to install and maintain the necessary switching equipment, and would be the local exchange carrier of record. It is expected that the cable affiliates will market the telephone services both independently and as part of a bundle of services.

Expansion of Insight Midwest

     On March 23, 2000, Insight entered into a letter of intent with AT&T Broadband for the contribution to Insight Midwest of additional cable television systems serving approximately 537,000 customers. Initially, Insight will exchange its Claremont, California system for a system in Freeport, Illinois. Insight will also purchase from AT&T Broadband systems serving approximately 100,000 customers in North Central Illinois. Concurrently with this purchase, Insight will contribute to Insight Midwest such newly purchased systems, as well as all of its other systems not already owned by Insight Midwest, including the aforementioned Freeport, Illinois swap (comprising in total approximately 187,000 customers). At the same time, AT&T Broadband will contribute to Insight Midwest systems located in Central and North Central Illinois serving approximately 250,000 customers. Both Insight and AT&T Broadband will contribute their respective systems to Insight Midwest subject to an agreed-upon amount of indebtedness so that Insight Midwest will remain equally owned by Insight and AT&T Broadband. Insight will continue to serve as general partner of Insight Midwest and manage and operate Insight Midwest's systems. The transactions are subject to the negotiations and execution of definitive agreements.

Impact of Recently Issued Accounting Standards

     In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 will require the company to recognize all derivatives on the balance sheet at fair value. Although management has not completed its assessment of the impact of this standard on its results of operations and financial position, management does not anticipate that the adoption of this statement will be material.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     Our revolving credit and term loan agreements bear interest at floating rates. Accordingly, we are exposed to potential losses related to changes in interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes; however, in order to manage our exposure to interest rate risk, we enter into derivative financial instruments, typically interest rate swaps and collars. The counterparties to our swap and collar agreements are major financial institutions. As of June 30, 2000, our interest rate swap and collar agreements expire in varying amounts through 2002.

     The fair market value of our long-term debt approximates its carrying value as it bears interest at floating rates of interest. As of June 30, 2000, the estimated fair value of our interest rate swap and collar agreements was approximately $8.4 million, which amount represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.

     As of June 30, 2000, we had hedged approximately $690.0 million, or 64.0%, of our borrowings under our Insight Indiana credit facility and Insight Kentucky credit facility. Accordingly, a hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense by approximately $3.2 million.

                                    PART II
                               OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K

     (a) Exhibits:

  10.1 Cable Facilities Lease Agreement, dated July 17, 2000, among AT&T Broadband, LLC and Insight Communications Company, Inc. and certain of its affiliates, including Insight Kentucky and Insight Indiana (filed as Exhibit
10.1 to Insight Communications Company, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 0-26677) and incorporated herein by reference)

  27.1     Financial Data Schedule.


     (b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed during the period covered by this quarterly report

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              INSIGHT MIDWEST, L.P.
                              INSIGHT CAPITAL, INC.




Date:  August 11, 2000        By:  /s/  Michael S. Willner
              --              ----------------------------
                              Michael S. Willner
                              President, Chief Executive Officer and Director



                              By:  /s/  Kim D. Kelly
                              ----------------------
                              Kim D. Kelly
                              Executive VP, Chief Financial & Operating Officer, Secretary and Director