Form 10-Q
period 2000-09-30
INSIGHT MIDWEST LP; INSIGHT CAPITAL INC
filed 2000-11-14
CIK 1110458, 1110456

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ______________________

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the
                        SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended September 30, 2000


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
   (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                  Identification Nos.)

           810 7th Avenue
         New York, New York                               10019
(Address of principal executive offices)                (Zip code)

        Registrants telephone number, including area code: 917-286-2300

                            _______________________

          Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to
such filing requirements for the past 90 days.   Yes  X  No
                                                     ---    ---

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Insight Midwest, L.P.--not applicable
          Insight Capital, Inc.--not applicable

================================================================================

                       PART I.    FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in the Company's Registration Statement on Form S-4.

                             INSIGHT MIDWEST, L.P.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                                                            December 31,         September 30,
                                                                                1999                 2000
                                                                         ------------------    -----------------
                                                                                                  (unaudited)
ASSETS

Cash and cash equivalents............................................        $   35,996           $    2,979
Trade accounts receivable (net of allowance for doubtful accounts of:
     December 1999, $735; September 2000, $986)......................            15,643               16,360
Prepaid expenses and other current assets............................             6,976                6,341
                                                                           ------------         ------------
       Total current assets..........................................            58,615               25,680

Fixed assets, (net of accumulated depreciation of: December 1999,
 $87,978; September 2000, $168,563)..................................           596,246              658,114
Intangible assets (net of accumulated amortization of: December
 1999, $55,690; September 2000, $119,184)............................         1,032,553              970,595
Deferred financing costs, net of amortization........................            19,185               18,472
                                                                           ------------         ------------
   Total assets......................................................        $1,706,599           $1,672,861
                                                                           ============         ============

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable.....................................................        $   59,406           $   47,442
Accrued expenses and other liabilities...............................            26,029               21,935
Interest payable.....................................................            19,397               16,743
Due to affiliates....................................................             1,220                  378
                                                                           ------------         ------------
     Total current liabilities.......................................           106,052               86,498

Debt.................................................................         1,232,000            1,313,000
                                                                           ------------         ------------
   Total liabilities.................................................         1,338,052            1,399,498

Partners' Capital....................................................           368,547              273,363
                                                                           ------------         ------------
                                                                             $1,706,599           $1,672,861
                                                                           ============         ============

See accompanying notes

                             INSIGHT MIDWEST, L.P.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands)
                                  (unaudited)

                                                      Three months ended                     Nine months ended
                                                         September 30,                          September 30,
                                                  ---------------------------            ---------------------------
                                                    1999               2000                1999               2000
                                                  --------          ---------            --------           --------
Revenue...................................        $ 36,181           $ 94,939            $107,925           $282,176
Costs and expenses:
 Programming and other operating costs....          10,010             30,788              30,187             95,653
 Selling, general and administrative......           7,294             16,661              20,945             48,745
 Management fees..........................           1,024              2,767               3,238              8,182
 Depreciation and amortization............          22,707             49,901              66,147            144,081
                                                  --------           --------             -------            -------
                                                    41,035            100,117             120,517            296,661
                                                  --------           --------             -------            -------
 Loss from operations.....................          (4,854)            (5,178)            (12,592)           (14,485)

Other income (expense):
 Interest expense, net....................          (8,522)           (27,641)            (25,289)           (80,239)
 Other income.............................              34                 22                  55                 95
                                                  --------           --------            --------           --------
Net loss..................................        $(13,342)          $(32,797)           $(37,826)          $(94,629)
                                                  ========           ========            ========           ========

See accompanying notes

                             INSIGHT MIDWEST, L.P.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                         Nine Months Ended
                                                                                            September 30,
                                                                                 ---------------------------------
                                                                                    1999                  2000
                                                                                 ----------            -----------
Operating activities:
 Net loss..........................................................                $(37,826)            $ (94,629)
 Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation and amortization...................................                   66,147               144,081
  Provision for losses on trade accounts receivable...............                   (2,818)                5,337
  Changes in operating assets and liabilities:
      Trade accounts receivable....................................                   5,491                (6,054)
      Due from and to affiliates...................................                   1,561                  (842)
      Prepaid expenses and other assets............................                  (1,424)                  635
      Accounts payable.............................................                  13,639               (11,964)
      Accrued expenses and other liabilities.......................                  (3,270)               (4,094)
      Interest payable.............................................                   7,862                (2,654)
                                                                                 ----------            ----------
Net cash provided by operating activities..........................                  49,362                29,816
                                                                                 ----------            ----------

Investing activities:
   Purchases of fixed assets.......................................                 (52,791)             (142,455)
   Increase in intangible assets...................................                    (265)               (1,378)
                                                                                 ----------            ----------
Net cash used in investing activities..............................                 (53,056)             (143,833)
                                                                                 ----------            ----------

Financing activities:
   Borrowings (repayment) from bank credit facility................                  (6,000)               81,000
   Debt issuance costs.............................................                  (4,114)                   --
                                                                                 ----------            ----------
Net cash (used in) provided by financing activities................                 (10,114)               81,000
                                                                                 ----------            ----------

Net decrease in cash and cash equivalents..........................                 (13,808)              (33,017)
Cash and cash equivalents at beginning of period...................                  19,493                35,996
                                                                                 ----------            ----------
Cash and cash equivalents at end of period.........................                $  5,685             $   2,979
                                                                                 ----------            ----------

See accompanying notes

                             INSIGHT MIDWEST, L.P.
             NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2000


A.  Organization

     Insight Midwest, L.P. ("Insight Midwest" or the "Company") was formed in September 1999 to serve as the holding company and a financing vehicle for Insight Communications Company, Inc.'s ("Insight Inc.") cable television system joint ventures with an affiliate of AT&T Broadband, LLC ("AT&T Broadband"). Insight Midwest is owned 50% by Insight Inc., through its subsidiary Insight Communications Company, L.P. ("Insight L.P."), and 50% by TCI of Indiana Holdings, LLC ("TCI"), an indirect subsidiary of AT&T Broadband. On October 1, 1999 Insight Midwest issued $200.0 million of 9 3/4% Senior Notes due 2009 with Insight Capital, Inc., as co-issuer, a wholly-owned subsidiary of Insight Midwest. On October 1, 1999 the Indiana and Kentucky systems and operations were consolidated under Insight Midwest, as described further below. Through its operating subsidiaries Insight Indiana and Insight Kentucky (defined below), Insight Midwest owns and operates cable television systems in Indiana and Kentucky which passed approximately 1.2 million homes and served approximately 734,000 customers as of September 30, 2000.

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

     Insight Indiana's systems passed approximately 506,000 homes and served approximately 316,000 customers as of September 30, 2000.

                             INSIGHT MIDWEST, L.P.
             NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2000


A.  Organization (continued)

Insight Kentucky

     On October 1, 1999, Insight L.P. acquired a combined 50% interest in InterMedia Capital Partners VI, L.P. (the "IPVI Partnership") from related parties of Blackstone Cable Acquisition Company, LLC, related parties of InterMedia Capital Management VI, LLC and a subsidiary and related party of AT&T Broadband, for approximately $341.5 million (inclusive of expenses) and Insight Midwest assumed debt of approximately $742.1 million. The IPVI Partnership, through several intermediary partnerships, owned and operated cable television systems in four major markets in Kentucky: Louisville, Lexington, Bowling Green and Covington (the "Kentucky systems"). On October 1, 1999, concurrently with this acquisition, Insight L.P. contributed its interest in the IPVI Partnership to Insight Midwest. As a result of the IPVI Partnership's historical ownership structure, the Kentucky systems are owned and operated by Insight Kentucky Partners II, L.P. ("Insight Kentucky"), a third-tier subsidiary partnership of Insight Midwest. Also on October 1, 1999, Insight L.P. entered into a management agreement with Insight Kentucky, pursuant to which Insight L.P. manages the Kentucky systems in consideration for a 3% management fee. Similar to Insight Indiana, subject to certain matters that require TCI's approval as specified in Insight Midwest's partnership agreement, Insight L.P. effectively controls Insight Kentucky, including all of the operating and financial decisions pertaining to the Kentucky systems. Insight Kentucky and each of the other Kentucky partnerships also have twelve-year terms through October 1, 2011, unless extended by Insight L.P. and TCI.

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

     Insight Kentucky's systems passed approximately 716,000 homes and served approximately 418,000 customers as of September 30, 2000.

B. Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

                             INSIGHT MIDWEST, L.P.
             NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2000


B. Basis of Presentation (continued)

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

Change in Estimate

     Effective January 1, 2000 the Company changed the estimated useful lives of fixed assets which related to the Company's current rebuild program. The changes in estimated useful lives were made to reflect managements' evaluation of the economic lives of the newer rebuilt plant. This change was made on a prospective basis and resulted in an increase in net income for the three and nine months ended September 30, 2000 of approximately $5.9 and $12.6 million, respectively.

D. Pro Forma Results of Operations (unaudited)

     The pro forma unaudited results of operations for the period ended September 30, 1999 assuming the acquisition of the IPVI Partnership had been consummated on January 1, 1999, follows (in thousands):

          Revenues                       $ 267,192
          Net loss                         114,228

E. Commitments and Contingencies

     The Company is a party to or may be affected by various matters under litigation. Management believes that the ultimate outcome of these matters will not have a significant adverse effect on either the Company's future results of operations or financial position.

                             INSIGHT MIDWEST, L.P.
             NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2000


F.   Recent Developments

Greenwood Agreement

     On September 26, 2000, the Company entered into an agreement with Cable One, Inc., a subsidiary of The Washington Post Company, for the acquisition of a cable television system serving approximately 14,800 customers in Greenwood, Indiana for the purchase price of $62.0 million. The acquisition is subject to closing conditions, including the completion of a proposed trade of systems between Cable One and an affiliate of AT&T Corp., and is expected to be completed on or about January 2, 2001.

Telephony Agreements

     On July 17, 2000, Insight Indiana, Insight Kentucky and other affiliates of Insight Inc. entered into definitive agreements with AT&T Broadband for the provision by AT&T Broadband of all-distance telephone service utilizing the cable systems' infrastructure under the AT&T brand name. Telephony revenues are to be attributed to AT&T Broadband who, in turn, will pay the cable affiliate a monthly per line access fee. AT&T Broadband will also pay the cable affiliate for marketing, installation and billing support. AT&T Broadband would be required to install and maintain the necessary switching equipment, and would be the local exchange carrier of record. It is expected that the cable affiliates will market the telephone services both independently and as part of a bundle of services.

Expansion of Insight Midwest

     On August 15, 2000, the Company entered into definitive agreements with AT&T Broadband and Insight L.P. for the acquisition of additional cable television systems. Through a series of transactions, the Company will acquire all of Insight L.P's remaining wholly-owned systems serving approximately 279,600 customers, including systems which it will purchase from AT&T Broadband. At the same time the Company will acquire from AT&T Broadband systems serving approximately 248,800 customers. As a result, the Company will serve approximately 1.3 million customers, approximately 99% of which will be concentrated in the four contiguous states of Indiana, Kentucky, Illinois and Ohio. The Ohio system (currently owned by Insight L.P.), which serves approximately 84,200 customers, will become an unrestricted subsidiary under the indentures governing the Company's senior notes, and will be prohibited by the terms of its indebtedness from making distributions to the Company. Upon completion of the transaction, Insight Midwest will remain equally owned by Insight L.P. and TCI, and Insight L.P. will continue to serve as the general partner and manage and operate the Insight Midwest systems. The consummation of the definitive agreements is subject to several conditions, including the receipt of all necessary regulatory approvals.

                             INSIGHT MIDWEST, L.P.
             NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2000


F. Recent Developments (continued)

November 2000 Notes Offering

     On November 6, 2000, the Company completed an offering of $500.0 million principal amount of 10 1/2% senior notes due 2010. The Company used the net proceeds of $487.5 million to repay a portion of the outstanding debt under the credit facilities of its subsidiaries.

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

     On October 31, 1998 our manager exchanged its Utah systems for AT&T Broadband's Evansville, Indiana system. Simultaneously, our manager completed a contribution agreement with AT&T Broadband forming Insight Indiana and contributed certain of its Indiana systems, the Noblesville, Lafayette and Jeffersonville systems, as well as the Evansville system to Insight Indiana.
At the same time, AT&T Broadband contributed most of its Indiana systems to Insight Indiana.

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

Results of Operations

  As Insight Indiana is the predecessor of Insight Midwest, the following discussion includes the results of operations of Insight Indiana for the three and nine months ended September 30, 1999 and the results of Insight Midwest for the three and nine months ended September 30, 2000. The following table reflects these results of operations:

                                                           Three months ended                   Nine months ended
                                                         ------------------------              ---------------------
                                                               September 30,                        September 30,
                                                              -------------                        -------------
                                                         1999                2000              1999             2000
                                                         ----                ----              ----             ----
                                                               (in thousands)                      (in thousands)
Revenues                                                 $ 36,181           $ 94,939          $107,925        $ 282,176
Costs and expenses:
  Programming and other operating costs                    10,010             30,788            30,187           95,653
  Selling, general and administrative                       7,294             16,661            20,945           48,745
  Management fees                                           1,024              2,767             3,238            8,182
  Depreciation and amortization                            22,707             49,901            66,147          144,081
                                                        ---------          ---------         ---------        ---------
                                                           41,035            100,117           120,517          296,661
                                                        ---------          ---------         ---------        ---------

Operating loss                                             (4,854)            (5,178)          (12,592)         (14,485)

EBITDA                                                     17,887             44,745            53,610          129,691
Interest expense                                            8,522             27,641            25,289           80,239
Net loss                                                  (13,342)           (32,797)          (37,826)         (94,629)
Net cash provided by (used in) operating activities        19,497             (8,847)           49,362           29,816
Net cash used in investing activities                     (17,696)           (56,030)          (53,056)        (143,833)
Net cash provided by (used in) financing activities       (16,114)            32,000           (10,114)          81,000

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

     Revenues increased 162.4% to $94.9 million for the three months ended September 30, 2000 compared to $36.2 million for the three months ended September 30, 1999. The results were impacted by the acquisition of Insight Kentucky on October 1, 1999. The incremental revenue generated from the Kentucky systems approximated $57.6 million accounting for 98.0% of the consolidated revenue increase. In addition, revenues increased as a result of rate increases and growth in advertising revenues.

     Revenues per customer per month averaged $43.12 for the three months ended September 30, 2000 compared to $37.55 for the three months ended September 30, 1999. The increase is primarily attributable to customer rate increases as Insight Indiana turned on nodes in rebuilt areas resulting in higher basic rates.

     Programming and other operating costs increased 207.6% to $30.8 million for the three months ended September 30, 2000 compared to $10.0 million for the three months ended September 30, 1999. The Kentucky systems accounted for approximately 98.1% or approximately $20.4 million of the total increase. Excluding these systems, these costs increased by approximately $0.4 million accounting for 1.9% of the total increase, primarily as a result of increased programming rates and additional programming carried by our systems.

     Selling, general and administrative expenses increased 128.4% to $16.7 million for the three months ended September 30, 2000 compared to $7.3 million for the three months ended September 30, 1999. The Kentucky systems accounted for approximately 100.9% or approximately $9.5 million of the total increase.

     Depreciation and amortization expense increased 119.8% to $49.9 million for the three months ended September 30, 2000 compared to $22.7 million for the three months ended September 30, 1999. This increase was primarily due to the acquisitions of the cable systems discussed above and additional capital expenditures associated with the rebuilds of our systems, partially offset by a decrease in depreciation expense attributable to a change in estimate as of January 1, 2000 which resulted in assets being depreciated over longer lives.

     For the three months ended September 30, 2000, an operating loss of $5.2 million was incurred as compared to $4.9 million for the three months ended September 30, 1999, for reasons set forth above.

     EBITDA increased 150.2% to $44.7 million for the three months ended September 30, 2000 as compared to $17.9 million for the three months ended September 30, 1999 primarily reflecting the acquisition of the Kentucky systems. EBITDA represents earnings (loss) before interest, taxes, depreciation and amortization. Our management believes that EBITDA is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. However, EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or cash flows as a measure of liquidity, as determined in accordance with generally accepted accounting principles. EBITDA, as computed by management, is not necessarily comparable to similarly titled amounts of other companies.

     Interest expense increased 224.3% to $27.6 million for the three months ended September 30, 2000 compared to $8.5 million for the three months ended September 30, 1999. The increase was primarily due to higher average outstanding indebtedness related to the acquisitions. Average debt outstanding during the three months ended September 30, 2000 was $1.3 billion at an average interest rate of 8.4%.

     For the three months ended September 30, 2000 a net loss of $32.8 million was realized for the reasons set forth above.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

     Revenues increased 161.5% to $282.2 million for the nine months ended September 30, 2000 compared to $107.9 million for the nine months ended September 30, 1999. The results were impacted by the acquisition of Insight Kentucky on October 1, 1999. The incremental revenue generated from the Kentucky systems approximated $171.6 million accounting for 98.5% of the consolidated revenue increase. In addition, revenues increased as a result of rate increases and growth in advertising revenues.

     Revenues per customer per month averaged $42.28 for the nine months ended September 30, 2000 compared to $37.30 for the nine months ended September 30, 1999. The increase is primarily attributable to customer rate increases as Insight Indiana turned on nodes in rebuilt areas resulting in higher basic rates.

     Programming and other operating costs increased 216.9% to $95.7 million for the nine months ended September 30, 2000 compared to $30.2 million for the nine months ended September 30, 1999. The Kentucky systems accounted for approximately 92.2% or approximately $60.3 million of the total increase. Excluding these systems, these costs increased by approximately $5.2 million accounting for 7.8% of the total increase, primarily as a result of increased programming rates and additional programming carried by our systems.

     Selling, general and administrative expenses increased 132.7% to $48.7 million for the nine months ended September 30, 2000 compared to $20.9 million for the nine months ended September 30, 1999. The Kentucky systems accounted for approximately 99.1% of the total increase.

     Depreciation and amortization expense increased 117.8% to $144.1 million for the nine months ended September 30, 2000 compared to $66.1 million for the nine months ended September 30, 1999. This increase was primarily due to the acquisitions of the cable systems discussed above and additional capital expenditures associated with the rebuilds of our systems, partially offset by a decrease in depreciation expense attributable to a change in estimate as of January 1, 2000 which resulted in assets being depreciated over longer lives.

     For the nine months ended September 30, 2000, an operating loss of $14.5 million was incurred as compared to $12.6 million for the nine months ended September 30, 1999, for reasons set forth above.

     EBITDA increased 141.9% to $129.7 million for the nine months ended September 30, 2000 as compared to $53.6 for the nine months ended September 30, 1999 primarily reflecting the acquisition of the Kentucky systems. EBITDA represents earnings (loss) before interest, taxes, depreciation and amortization. Our management believes that EBITDA is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. However, EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or cash flows as a measure of liquidity, as determined in accordance with generally accepted accounting principles. EBITDA, as computed by management, is not necessarily comparable to similarly titled amounts of other companies.

     Interest expense increased 217.3% to $80.2 million for the nine months ended September 30, 2000 compared to $25.3 million for the nine months ended September 30, 1999. The increase was primarily due to higher average outstanding indebtedness related to the acquisitions. Average debt outstanding during the nine months ended September 30, 2000 was $1.3 billion at an average interest rate of 8.5%.

     For the nine months ended September 30, 2000 a net loss of $94.6 million was realized for the reasons set forth above.

Liquidity and Capital Resources

     Our business requires cash for operations, debt service, capital expenditures and acquisitions. The cable television business has substantial on-going capital requirements for the construction, expansion and maintenance of its broadband networks. Expenditures have primarily been used to rebuild and upgrade our existing cable network, and in the future will be used for plant extensions, new services, converters and system rebuilds. Historically, we have been able to meet our cash requirements with cash flow from operations and borrowings under our credit facilities. The completion of our recently announced acquisitions (discussed below under "Recent Developments") and the upgrade of our cable networks to launch telephony will require additional financing, for which we are currently negotiating a new credit facility

     For the nine months ended September 30, 2000 and September 30, 1999, we spent $142.5 million and $52.8 million, respectively, in capital expenditures largely to support our plant rebuild, digital converter purchases and to a lesser extent network extensions. For the nine months ended September 30, 2000 and September 30, 1999, cash from operations totaled $29.8 million and $49.4 million, which together with borrowings under our credit facilities, funded the above noted capital expenditures.

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

     At September 30, 2000, we had indebtedness of approximately $1.3 billion, including $1.1 billion outstanding under senior bank credit facilities. The senior credit facilities consisted of:

 .  $550.0 million reducing revolver credit/term facility, maturing in December
   2006, which supports our Indiana systems, of which $510.0 million was borrowed; and

 . $675.0 million reducing revolving credit/term loan facility, maturing in October 2006, which supports our Kentucky systems, of which $603.0 million was borrowed.

   On October 1, 1999, in connection with our formation, we completed an offering of $200.0 million principal amount of our 9 3/4% senior notes due 2009. The net proceeds of the offering were used to repay certain outstanding debt of the Kentucky systems. On November 6, 2000, we completed an offering of $500.0 million principal amount of 10 1/2% senior notes due 2010. The net proceeds of the offering of $487.5 million were used to repay outstanding borrowings under Insight Indiana's and Insight Kentucky's credit facilities. This is the first step in financing the expansion of Insight Midwest, as discussed below under "Recent Developments". Interest on the 9 3/4% notes is payable on April 1 and October 1 of each year and interest on the 10 1/2% notes is payable on May 1 and November 1 of each year. The indentures relating to the senior notes impose certain limitations on our ability to, among other things, incur debt, make distributions, make investments and sell assets.

     The weighted average interest rates for amounts outstanding under the senior credit facilities at September 30, 2000 were 8.8% and 8.6% for Insight Indiana and Insight Kentucky, respectively. The facilities contain covenants restricting, among other things, our ability to make capital expenditures, acquire or dispose of assets, make investments and engage in transactions with related parties. The facilities also require compliance with certain financial ratios, require us to enter into interest rate protection agreements and contain customary events of default.

Recent Developments

Greenwood Agreement

     On September 26, 2000, we entered into an agreement with Cable One, Inc., a subsidiary of The Washington Post Company, for the acquisition of a cable television system serving approximately 14,800 customers in Greenwood, Indiana for the purchase price of $62.0 million. The Greenwood system is located only six miles from our existing systems in Indiana and, as such, we intend to integrate its cable plant with our existing network and run its operations out of our existing Indiana systems. The acquisition is subject to closing conditions, including the completion of a proposed trade of systems between Cable One and an affiliate of AT&T Corp., and is expected to be completed on or about January 2, 2001.

Telephony Agreements

     On July 17, 2000, Insight Indiana, Insight Kentucky and other affiliates of Insight Inc. entered into definitive agreements with AT&T Broadband for the provision by AT&T Broadband of all-distance telephone service utilizing the cable systems' infrastructure under the AT&T brand name. Telephony revenues are to be attributed to AT&T Broadband who, in turn, will pay the cable affiliate a monthly per line access fee. AT&T Broadband will also pay the cable affiliate for marketing, installation and billing support. AT&T Broadband would be required to install and maintain the necessary switching equipment, and would be the local exchange carrier of record. It is expected that the cable affiliates will market the telephone services both independently and as part of a bundle of services.

Expansion of Insight Midwest

     On August 15, 2000, we entered into definitive agreements with AT&T Broadband and Insight L.P. for the acquisition of additional cable television systems. Through a series of transactions, we will acquire all of Insight L.P's remaining wholly-owned systems serving approximately 279,600 customers, including systems which it will purchase from AT&T Broadband. At the same time we will acquire from AT&T Broadband systems serving approximately 248,800 customers. As a result, we will serve approximately 1.3 million customers, approximately 99% of which will be concentrated in the four contiguous states of Indiana, Kentucky, Illinois and Ohio. The Ohio system (currently owned by Insight L.P.), which serves approximately 84,200 customers, will become an unrestricted subsidiary under the indentures governing the notes, and will be prohibited by the terms of its indebtedness from making distributions to us. Upon completion of the transaction, we will remain equally owned by Insight L.P. and an affiliate of AT&T Broadband, and Insight L.P. will continue to serve as the general partner and manage and operate our systems. The consummation of the definitive agreements is subject to several conditions, including the receipt of all necessary regulatory approvals.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     Our revolving credit and term loan agreements bear interest at floating rates. Accordingly, we are exposed to potential losses related to changes in interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes; however, in order to manage our exposure to interest rate risk, we enter into derivative financial instruments, typically interest rate swaps and collars. The counterparties to our swap and collar agreements are major financial institutions. As of September 30, 2000, our interest rate swap and collar agreements expire in varying amounts through 2002.

     The fair market value of our long-term debt approximates its carrying value as the credit facilities borrowings bear interest at floating rates of interest and the current fair market value of senior notes approximates par value. As of September 30, 2000, the estimated fair value of our interest rate swap and collar agreements was approximately $4.2 million, which amount represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.

     As of September 30, 2000, we had entered into interest rate swaps that approximated $690.0 million, or 62.0%, of our borrowings under our Insight Indiana credit facility and Insight Kentucky credit facility. Accordingly, a hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense by approximately $4.2 million.

Item 6: Exhibits and Reports on Form 8-K

       (a) Exhibits:


27.1 Financial Data Schedule.

       (b)  Reports on Form 8-K:

       We filed the following report on form 8-K during the third quarter of the year ending December 31, 2000:

       Current report on form 8-K filed August 25, 2000.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Date:  November 14, 2000

                         INSIGHT MIDWEST, L.P.


                         By: Insight Commuincations Company, L.P., its general partner

                         By: Insight Communications Company, Inc., its general partner

                         By:  /s/ Michael S. Willner
                         ---------------------------
                         Michael S. Willner
                         President and Chief Executive Office

                         By:  /s/ Kim D. Kelly
                         ---------------------
                         Kim D. Kelly
                         Executive Vice President and Chief Financial & Operating Officer


                         INSIGHT CAPITAL, INC.


                         By: /s/ Michael S. Willner
                         ----------------------------
                         Michael S. Willner
                         President and Chief Executive Officer and Director


                         By: /s/ Kim D. Kelly
                         ----------------------
                         Kim D. Kelly
                         Executive Vice President and Chief Financial & Operating Officer