Form 10-K
period 2000-12-31
INSIGHT MIDWEST LP; INSIGHT CAPITAL INC
filed 2001-03-23
CIK 1110458, 1110456

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
                                     1934

                  For the fiscal year ended December 31, 2000

                       Commission file numbers 333-33540
                                               333-33540-1

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

                   c/o Insight Communications Company, Inc.
                              810 Seventh Avenue
                           New York, New York, 10019
                   (Address of principal executive offices)

      Registrants' telephone number, including area code: (917) 286-2300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None


     Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. yes...X.... No......

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( ) Not Applicable

     State the aggregate market value of the common equity held by non-affiliates of the registrants: Not Applicable

     Indicate the number of shares outstanding of the registrants' common stock:
Not Applicable

                               Table of Contents

                                                                                                                         Page
                                                                                                                         ----
                                                              PART I

Item 1.    Business....................................................................................................     1
Item 2.    Properties..................................................................................................    34
Item 3.    Legal Proceedings...........................................................................................    35
Item 4.    Submission of Matters to a Vote of Security Holders.........................................................    36

                                                              PART II

Item 5.    Market for Registrants' Common Equity and Related Stockholder Matters.......................................    37
Item 6.    Selected Financial Data.....................................................................................    37
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.......................................................................................    41
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk..................................................    52
Item 8.    Financial Statements and Supplementary Data.................................................................    52
Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure........................................................................................    52

                                                             PART III

Item 10.   Directors and Executive Officers of the Registrant..........................................................    53
Item 11.   Executive Compensation......................................................................................    56
Item 12.   Security Ownership of Certain Beneficial Owners and Management..............................................    56
Item 13.   Certain Relationships and Related Transactions..............................................................    57

                                                              PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................................    59

SIGNATURES.............................................................................................................    62

                          FORWARD-LOOKING STATEMENTS

        Some of the information in this report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they:

      . discuss our future expectations;
      . contain projections of our future results of operations or of our financial condition; or
      . state other "forward-looking" information.

        We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors listed in this report, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, operating results and financial condition.

                                    PART I


Item 1.  Business

       In this report, we rely on and refer to information and statistics regarding the cable television industry and our market share in the sectors in which we compete. We obtained this information and statistics from various third-party sources, discussions with our customers and our own internal estimates. We believe that these sources and estimates are reliable, but we have not independently verified them and cannot guarantee their accuracy or completeness.

       Our Manager

       Insight Communications Company, Inc. is the eighth largest cable television system operator in the United States based on customers served. Through its wholly-owned and managed systems, Insight Communications currently serves approximately 1.4 million customers, 99% of which are concentrated in the four contiguous states of Indiana, Kentucky, Illinois and Ohio. In addition to its geographic concentration, our manager's network is efficiently clustered. After giving effect to the network upgrades expected to be substantially completed during 2001, approximately 95% of our manager's customers will be served from thirteen headends. Technical clustering is critical in order to efficiently deploy a bundled suite of entertainment, information and communications services. This combination of geographic concentration and technical clustering has enabled our manager to lead the cable television industry in offering, under the Insight Digital brand, a complete bundle of interactive digital video, high-speed data access and telephony services.

       To facilitate delivery of our telephony services, we have entered into a ten-year agreement with AT&T Broadband, LLC that will allow us to deliver to our customers local telephone service under the AT&T Digital brand. Under the terms of the agreement, we will lease certain capacity on our network to AT&T Broadband for which we will receive a monthly fee based upon the number of telephone lines ordered by our customers. We will be responsible for marketing and billing these services, as well as the installation and maintenance support for which we will receive additional payments. The capital required to deploy telephony over our networks will be shared, with AT&T Broadband responsible for switching and transport facilities. Our manager believes that it will be able to achieve higher penetration levels by marketing our telephony services under the AT&T brand and leveraging AT&T's telephony expertise with our strong local presence and established customer relationships. Furthermore, our manager believes that the expected penetration levels, combined with shared capital costs, will result in higher returns for our investors.

       Consistent with our strategy of pursuing value-enhancing transactions that fit our geographic and technical clustering strategy, on January 5, 2001, we completed a series of transactions with our manager and certain subsidiaries of AT&T Corp. (the "AT&T Cable Subsidiaries") that significantly increased the number of customers we serve. We refer in this report to all of the preceding transactions, including related bank financing, as the "Transactions." As a result of the Transactions, additional cable television systems serving approximately 530,000 customers were contributed to us. Specifically, we acquired all of our manager's systems not already owned by us as well as systems which our manager purchased from AT&T Cable Subsidiaries (comprising in total approximately 280,000 customers). AT&T Cable Subsidiaries contributed to us systems located in Illinois serving approximately 250,000 customers. Both our manager and the AT&T Cable Subsidiaries contributed their respective systems to us subject to an amount of indebtedness so that we remain equally owned by our manager and AT&T Broadband. Our manager continues to serve as our general partner and manages and operates our systems.

       Insight Midwest

       We are owned equally by our manager, through its wholly-owned subsidiary Insight Communications Company, L.P. ("Insight LP"), and AT&T Broadband, through its indirect subsidiary TCI of Indiana Holdings, LLC. Through our subsidiaries Insight Communications Midwest, LLC, Insight Communications of Kentucky, L.P. and Insight Communications of Central Ohio, LLC, we own and operate cable television systems in Indiana, Kentucky, Illinois, Ohio and Georgia which passed approximately 2.1 million homes and served approximately 1.3 million customers as of December 31, 2000 on a pro forma basis after giving effect to the Transactions. On a pro forma basis, we had revenues of $647.8 million and EBITDA of $288.0 million for the year ended December 31, 2000. As a result of our upgrade efforts, as of the end of 2000, we estimate that 94% of our customers (other than those served by the new Illinois systems) were passed by our upgraded network, which enables delivery of an advanced suite of entertainment, information and communications services, including our interactive digital video, high-speed data access and telephony services. Upon completion of our planned network upgrades during 2001, over 99% of our customers (other than customers served by the recently acquired Illinois systems) will be served by the upgraded network. We expect that the upgrade of the new Illinois systems will be completed during 2002.

       We are the largest operator of cable television systems in the State of Indiana. As of December 31, 2000, the Indiana systems passed approximately 515,800 homes and served approximately 320,000 customers. The Indiana systems are located primarily in the university cities of Bloomington, Evansville and Lafayette and demographically desirable areas of suburban Indianapolis. Upon completion of our consolidation of headends, approximately 95% of the Indiana systems' customers will be served by three headends. The network upgrades and consolidation of headends are expected to be substantially completed during 2001.

       We are also the largest operator of cable television systems in the State of Kentucky. As of December 31, 2000, the Kentucky systems passed approximately 748,000 homes and served approximately 442,000 customers. Our Kentucky systems are located in four of the five largest cities in the state: Louisville, Lexington, Covington and Bowling Green. Upon completion of our consolidation of headends, approximately 99% of Insight Kentucky's customers will be served by four headends. The network upgrades and consolidation of headends are substantially completed.

       On a pro forma basis after giving effect to the Transactions, as of December 31, 2000, our Illinois systems passed approximately 664,900 homes and served approximately 418,000 customers, making us the second largest operator of cable television systems in the State of Illinois. The Illinois systems are located primarily in second-tier markets, including Springfield, Rockford, Peoria and Champaign/Urbana. Upon completion of our consolidation of headends, approximately 95% of the Illinois systems' customers will be served by five headends. The network upgrades and consolidation of headends are expected to be completed during 2002.

       As of December 31, 2000, our Ohio system passed approximately 184,400 homes and served approximately 85,400 customers in the eastern portion of the City of Columbus and the surrounding suburban communities. All of the Ohio system's customers are served from a single headend. Approximately 70% of the Ohio system's customers are served by a network upgraded to 870 MHz, and our upgrade efforts are continuing.

       We also own a cable television system in Griffin, Georgia which passed approximately 20,100 homes and served approximately 13,100 customers as of December 31, 2000. The Griffin system operates from a single headend.

       Recognizing the opportunities presented by newly available products and services, the strength of our market characteristics and favorable changes in the regulatory environment, we deployed a strategy to become a competitive, full service provider of entertainment, information and communications services for the communities served by our networks. We intend to capitalize on our highly clustered cable television systems to economically upgrade the technological capabilities of our broadband networks in order to deploy enhanced new services.

       We believe that an integrated package of existing multi-channel video, new and enhanced products and services, such as interactive digital video, including video-on-demand or near video-on-demand, high-speed Internet access and telephone services, coupled with our commitment to locally focused customer service, will enhance our ability to acquire and retain customers in a competitive environment while increasing revenues per customer. To augment this growth, we will continue to seek strategic acquisitions that fit our clustering and operating strategy.

       Our principal offices are located at c/o Insight Communications Company, Inc., 810 Seventh Avenue, New York, New York 10019, and our telephone number is
(917) 286-2300.

Strategy

       Our strategy is to be a competitive, full-service provider of entertainment, information and communications services. This strategy is centered on the deployment of new and enhanced products and services for the communities served by our networks and consists of the following elements:

   Focus on operating large, tightly-grouped clusters of cable systems with attractive technical and demographic profiles

       We operate large, tightly-grouped clusters of cable systems, most of which have attractive technical and demographic profiles. Our systems are characterized by high housing densities and high ratios of customers to headends. As a result, the amount of capital necessary to deploy new and enhanced products and services is significantly reduced on a per home basis because of the large number of customers served by a single headend. We believe that the highly clustered nature of our systems enables us to more efficiently deploy our marketing dollars and maximize our ability to enhance customer awareness, increase use of our products and services and build brand support. Furthermore, our technical concentration, across 95% of our customers, providing for headends serving an average of 100,000 customers upon completion of our planned network upgrades, allows us to be capital efficient as we invest in necessary technology. Our demographic profile is characterized by good housing growth and low unemployment in growing communities, many of which are centered around large universities and/or major commercial enterprises. We believe that households with our demographic profile are more likely to subscribe to these new and enhanced products and services than the national average demographic profile.

   Expeditiously upgrade our network

       We are upgrading our network expeditiously in order to provide new and enhanced products and services, increase the programming and communications choices for our customers, improve our competitive position and increase overall customer satisfaction. We are in the process of upgrading almost all of our network to provide at least 750 MHz bandwidth and two-way active capability with 700 homes per fiber node, which can be further subdivided four times. The result will be a significant increase in network capacity, quality and reliability which facilitates the delivery of new and enhanced products and services and reduced operating costs. Our aggressive investment in our broadband cable network upgrade allows us to expeditiously offer these services to substantially all of our customers.

   Introduce new and enhanced products and services, including interactive Insight Digital service, high-speed data service and telephony service

       Our marketing strategy is to offer our customers an array of entertainment, information and communications services on a bundled basis. By bundling our products and services, we provide our customers with an increased choice of services in value-added packages, which we believe results in higher customer satisfaction, increased use of our services and greater customer retention. We have conducted research and held numerous focus group sessions in our local markets, which lead us to believe that these services have high customer appeal. We expect that our ability to provide bundled services will provide us with a strong competitive advantage over alternative video providers, such as direct broadcast satellite television systems, and incumbent telephone companies. To accelerate the deployment of these services, we have entered into arrangements with several industry leaders, including: (1) AT&T Broadband to provide telephony services; (2) Excite@Home and RoadRunner to provide high-speed data services; (3) DIVA Systems Corporation to provide video-on-demand; (4) Liberate Technologies to utilize its software platform for the deployment of interactive television services; (5) SourceSuite, LLC to provide an interactive program guide as well as local information and community guides; and (6) Commerce.TV Corporation to provide e-commerce over our networks.

   Leverage strong local presence to enhance customer and community relations

       Excellent customer service is a key element of our strategy. We are dedicated to quality customer service and seek a high level of customer satisfaction by employing localized customer care, extensively using market research and providing customers with an attractively priced product offering. A significant number of our customers visit their local office on a monthly basis providing us the opportunity to demonstrate and sell our new and enhanced products and services. Our localized customer care initiatives create substantial marketing and promotion opportunities, which we believe are effective in the deployment of interactive, digital and high-speed data products. We believe that we achieve customer satisfaction levels that are substantially above industry averages. Annually, we commission Peter D. Hart Research Associates to survey our customers with respect to service and product knowledge. Based upon our most recent survey conducted in November 2000, our customers continue to be highly satisfied with our service.

       In addition, we are dedicated to fostering strong relations in the communities we serve. We sponsor local charities and community causes through staged events and promotional campaigns, including the industry's Cable in the Classroom program. Our emphasis on customer service and strong community involvement has led to higher customer satisfaction, reduced customer churn and excellent franchise relationships. To further strengthen community relations and differentiate us from direct broadcast satellite television systems and other multichannel video providers, we provide locally produced and oriented programming that offers, among other things, community information, local government proceedings and local specialty interest shows. In some of our markets, we are the only broadcaster of local college and high school sporting events, which allows us to provide important programming that builds customer loyalty.

   Pursue value-enhancing transactions in nearby or adjacent geographies

       To support our strategy, we intend to pursue value-enhancing transactions. To augment our internal customer growth, we will seek to swap or acquire systems that strategically fit our clustering and operating strategy. We do not currently have any agreements, commitments or understandings for any future acquisitions. There is no assurance that any additional acquisitions will be completed. We believe that by acquiring or swapping systems in close proximity we can improve revenue growth and operating margins. This is achieved through the consolidation of headends and spread of fixed costs over larger systems and the increase of operating efficiencies associated with larger systems.

Technical Overview

       We believe that in order to achieve consistently high levels of customer service, reduce operating costs, maintain a strong competitive position and deploy important new technologies, we will need to install and maintain a state-of-the-art technical platform. The deployment of fiber optics, an increase in the bandwidth to 750 MHz or higher, the activation of a two-way communications network and the installation of digital equipment will allow us to deliver new and enhanced products and services, including interactive digital video, high-speed data services and telephony services provided by AT&T Broadband.

       As of December 31, 2000, our systems, including the new Illinois systems, were comprised of 27,312 miles of network passing approximately 2.1 million homes resulting in a density of approximately 78.1 homes per mile. As of that date, our systems were made up of an aggregate of 79 headends. We intend to continue our strategy of consolidating headends by eliminating approximately 59 headends, at which point 95% of our customers will be served by thirteen headends. At the end of 2000, we estimate that 94% of our customers (other than those served by the new Illinois systems) were passed by our upgraded network. After completion of our planned network upgrades, over 99% of our customers will be served by a network that is two-way active and 750 MHz.

       Our network design calls for a digital two-way active network with a fiber optic trunk system carrying signals to nodes within our customers' neighborhoods. The signals are transferred to coaxial network at the node for delivery to our customers. We have designed the fiber system to be capable of subdividing the nodes if traffic on the network requires additional capacity.

       We believe that active use of fiber optic technology as a supplement to coaxial cable plays a major role in expanding channel capacity and improving the performance of our systems. Fiber optic strands are capable of carrying hundreds of video, data and voice channels over extended distances without the extensive signal amplification typically required for coaxial cable. We will continue to deploy fiber optic cable to further reduce amplifier cascades while improving picture quality and system reliability.

       A direct result of this extensive use of fiber optics is an improvement in picture quality and a reduction of outages because system failures will be both significantly reduced and will impact far fewer customers when they do occur. Our design allows our systems to have the capability to run multiple separate channel line-ups from a single headend and to insert targeted advertisements into specific neighborhoods based on node location.

       To enable us to deliver telephony services, AT&T Broadband is required to install and maintain the necessary switching and transport facilities. We are required to deploy the necessary equipment at the headends and at our customers' homes, and are responsible for expanding and upgrading our network to provide the required capacity. We intend to increase the reliability of the services by implementing centralized powering and status monitoring on our networks as telephony services are deployed in our systems. Centralized power provides the reliability, including lifeline reliability, required in delivering telephony services. The existing commercial power structure employed by cable networks is subject to the general power disruptions experienced by the local power utility. Centralized power will provide immediate battery back-up for a limited duration followed by unlimited gas-powered generator back-up. This reliability will not only benefit the delivery of telephony service, but also the reliability of the other products and services delivered over the network. Status monitoring will enable us to examine key components of our network so that we can diagnose problems before they become critical and interfere with the stability of our network.

Products and Services

   Traditional Cable Television Services

       We offer our customers a full array of traditional cable television services and programming offerings. We tailor both our basic line-up and our additional channel offerings to each regional system in response to demographics, programming preferences, competition and local regulation. We offer a basic level of service which includes up to 25 channels of television programming. Excluding our new Illinois systems, as of December 31, 2000, approximately 91.8% of our customers chose to pay an additional amount to receive additional channels under our "Classic" or "expanded" service. Premium channels, which are offered individually or in packages of several channels, are optional add-ons to the basic service or the classic service. As of December 31, 2000, premium units as a percentage of basic subscribers was approximately 72.6%, including our new Illinois Systems.

       Our analog cable television service offering includes the following:

   . Basic Service. All of our customers receive the basic level of service, which generally consists of local broadcast television and local community programming, including government and public access, and may include a limited number of satellite programs.

   . Classic Service or Expanded Service. This expanded level of service includes a group of satellite-delivered or non-broadcast channels such as ESPN, CNN, Discovery Channel and Lifetime.

   . Premium Channels. These channels provide unedited, commercial-free movies, sports and other special event entertainment programming such as HBO, Cinemax, Starz! and Showtime. We offer subscriptions to these channels either individually or in premium channel packages.

   . Pay-Per-View. These analog channels allow customers with addressable set top boxes to pay to view a single showing of a recently released movie or a one-time special sporting event or music concert on an unedited, commercial-free basis.

   New and Enhanced Products and Services

       As network upgrades have been activated, we deploy new and enhanced products and services in most of our markets, including interactive digital video and high-speed data services. In addition, we are offering telephony services marketed under the AT&T Digital brand.

       Interactive Digital Video

       The implementation of interactive digital technology significantly enhances and expands the video and service offerings we provide to our customers. Most digital launches by other cable operators have been limited to simply offering more channels as a defensive move against competition from direct broadcast satellite television systems. Because of the significantly increased bandwidth and two-way transmission capability of our state-of-the-art technical platform, which continues to be built in conjunction with our digital launches, we have designed a more extensive digital product that is rich in program offerings and highly interactive with our customers. Our interactive digital service is designed to exploit the advantages of a broadband network in the existing generation of set-top devices. The digital service encompasses three interactive applications: (1) an interactive program guide; (2) interactive local information and community guides; and (3) a video-on-demand service. Our experience with our initial interactive digital launches is very encouraging.

       We have conducted numerous focus groups and commissioned research studies, the findings of which have helped to develop our interactive digital strategy. We believe that our digital penetration will continue to increase as a result of our differentiated services such as a graphically rich local information network and video-on-demand pay-per-view with full VCR functionality.

       We are packaging a "Digital Gateway" brand. For $6.95 per month, our customers receive the following services:

   .   A digital converter box;

   . An interactive navigational program guide for all analog and digital channels;

   .   A local, interactive Internet-style service;

   . A significant multiplexing of premium channels for customers who separately subscribe to premium channels, such as HBO and Showtime;

   .   Pay-per-view video-on-demand; and

   .   A digital 40-channel audio music service.


       We have entered into an agreement with Liberate Technologies that enables us to utilize the Liberate software platform for the deployment of interactive television services on the Motorola DCT-2000 and DCT-5000 digital set-top boxes. The Liberate software provides the middleware component of our interactive digital product. As of December 31, 2000, we deployed 100,000 DCT-2000 set-top boxes with Liberate's C-Lite system. Our plan includes the aggressive roll-out of these systems, and when the DCT-5000 becomes available in commercial quantities, we intend to sell premium digital services using the DCT-5000 and Liberate's middleware.

       We have also entered into an agreement with DIVA Systems Corporation, which allowed us to become the first cable operator to offer DIVA's video-on-demand services as part of a digital tier package. DIVA provides a true video-on-demand service over the cable television infrastructure. Customers receive the movies electronically over the network and have full VCR functionality, including pause, play, fast forward and rewind. The movies are delivered with a high quality digital picture and digital sound. DIVA is designed to provide movies at prices comparable to those charged for videotape rentals, pay-per-view and near video-on-demand movies, but with far greater convenience and functionality.

       We have also entered into an agreement with Commerce.TV to provide e-commerce over our networks. Commerce.TV owns a proprietary software and database network which would provide our customers with the ability to purchase products from third party merchants and track the status of their orders using a set-top box remote control. We will be launching Commerce.TV in our Lexington, Kentucky system early in the second quarter of 2001.

       Upon the completion of the network upgrades of the Indiana, Kentucky and Illinois systems, we will continue to migrate the previous owners' digital products to our interactive Insight Digital product. While the previous owners' digital products were targeted to fill programming voids, our interactive Insight Digital service is designed to provide our customers with an Internet-style experience as well as enhanced programming choices, which have resulted in higher penetration and customer satisfaction and reduced churn. Our interactive Insight Digital service has experienced average penetration in the Rockford, Illinois, Columbus, Ohio and Evansville, Indiana systems of between 20% and 30% in less than two years from launch.

   High-Speed Data

       We offer high-speed data service for personal computers through Excite@Home over our network in all of our upgraded systems except for our Columbus, Ohio system, which utilizes the RoadRunner service. As of December 31, 2000, the high-speed data service was made available in 1.5 million of our homes and served approximately 51,800 of our customers, including our new Illinois systems. The Illinois systems we acquired from the AT&T Cable Subsidiaries pursuant to the Transactions which offer Excite@Home have achieved an average Excite@Home penetration of 7.6% as of December 31, 2000.

       The broad bandwidth of our cable network enables data to be transmitted up to 100 times faster than traditional telephone-based modem technologies, and the cable connection does not interfere with normal telephone activity or usage. For example, cable's on-line customers can download large files from the Internet in a fraction of the time it takes when using any widely available telephone modem technology. Moreover, surfing the Internet on a high-speed network removes the long delays for Web pages to fully appear on the computer screen, allowing the experience to more closely approximate the responsiveness of changing channels on a television set. In addition, the cable modem is always on and does not require the customer to dial into an Internet service provider and await authorization. We believe that these factors of speed and easy accessibility will increase the use and impact of the Internet. Although other high-speed alternatives are being developed to compete with cable, we believe that the cable platform currently is best able to deliver these services.

       In addition to being an Internet service provider, Excite@Home offers its own content for our customers. Excite@Home aggregates high quality web sites for customers to explore and also offers various chat rooms, newsgroups, on-line stores, gaming channels, on demand Fox News, NBA and MTV video clips, and easy to use search engines and tip wizards. We expect to offer our customers content of local interest, including community information, local news, sports, entertainment, and weather, through our local home page.

       Our Insight@Home service offers unlimited access to the Internet. The service includes three e-mail addresses and 15 megabytes of space with which to create a personal web site. We are offering the Insight@Home service to cable customers at a price of $29.95 per month plus $10 to $15 to lease the cable modem. Customers may also purchase the cable modem. Non-cable customers are charged an additional $10 per month for the service. Both cable and non-cable customers are charged a $150 installation fee, which we may, at our discretion, discount to promote usage of cable modems. Insight@Home also provides several additional services, such as the ability to dial-up away from the customer's home, multiple computer access and Internet fax services, which provides additional revenue potential. In addition to customer fees, we expect to generate advertising and e-commerce revenue by selling advertisers and retailers space on our local home pages in exchange for a fee or a share of the revenues.

   Telephony Services

       On July 17, 2000, we entered into a ten-year agreement with AT&T Broadband that will allow us to deliver to our customers local telephone service under the AT&T Digital brand using our network infrastructure and AT&T Broadband's switching and transport facilities. We will lease certain capacity on our network to AT&T Broadband for a monthly fee for each of the first four lines ordered by a customer. Additionally, AT&T Broadband is required to pay us a fee for each customer installation. We are compensated on a per transaction basis for sales of AT&T Broadband services as AT&T Broadband's agent. For our provision of billing and collection services and for the provision of customer care for customers that buy bundled Insight Communications/AT&T Broadband services, AT&T Broadband is required to pay us a monthly fee per customer. We also receive an additional fee if revenue exceeds the projected target revenue for local service lines and features, such as enhanced caller ID or voice mail.

       AT&T Broadband is the regulated telephone carrier for the telephony services provided to our customers. The AT&T Broadband digital telephony services are marketed and carried under the AT&T Digital brand as part of our bundle of Insight Digital services. We market the services, as AT&T Broadband's agent, both on a stand-alone basis and bundled with our other products and services, such as interactive digital video and high-speed data access. We also bill our customers for AT&T Broadband's services, as well as provide installation, maintenance and marketing support for AT&T Broadband's services. Pursuant to the agreement, the services are to be provided in the territories in which we currently provide cable television service, other than the newly acquired Illinois systems. If both parties agree, the agreements can be expanded to include the new Illinois systems.

       The capital required to deploy telephony over our networks is a shared obligation. We are responsible for upgrading and maintaining our network to meet specified measures of quality, including increasing the capacity on our network to a maximum capacity of two lines per residential household passed, assuming a specified service penetration rate. We also acquire and install equipment to be located at the customer premises that is required to provide telephone services. We anticipate AT&T Broadband will use portions of our network to permit AT&T Broadband to offer an average of two telephone lines to each customer. AT&T Broadband is responsible for switching and transport facilities. Our manager believes that we will be able to achieve higher penetration levels by marketing our telephony services under the AT&T brand and leveraging AT&T's telephony expertise with our strong local presence and established customer relationships. Furthermore, our manager believes that the expected penetration levels, combined with shared capital costs, will result in higher returns for our investors.

Business Background of Our Manager

       Insight Communications was co-founded in 1985 as a limited partnership under the name Insight Communications Company, L.P. by Sidney R. Knafel and Michael S. Willner after a previous association with one another at Vision Cable Communications where Mr. Knafel was co-founder and Chairman and Mr. Willner held various operating positions, ultimately holding the position of Executive Vice President and Chief Operating Officer. Vision Cable was sold to The Newhouse Group Inc. in 1981 and Mr. Willner remained there to run the cable operations until 1985 when he and Mr. Knafel formed Insight Communications.

       In addition to many years of conventional cable television experience, Insight Communications' management team has been involved in the development and deployment of full service communications networks since 1989. Through a then related entity, Insight Communications Company UK, L.P., Insight Communications' management and related parties entered the cable television market in the United Kingdom, where today modern networks are widely deployed. Messrs. Knafel and Willner remain on the board of NTL Incorporated, the publicly traded successor to the former Insight UK related entity. NTL is currently the largest operator of local broadband communications systems in the United Kingdom.

       As a result of our management's British experience, Insight Communications recognized that the technology and products developed in the United Kingdom would migrate to the United States in similar form. Insight Communications focused on planning to upgrade our network promptly after it became clear that the 1996 Telecom Act would encourage competition in the communications industries. Insight Communications understood, however, that the new products and services available with new technology were best deployed in markets which provided for efficiencies for branding and technical investment. Insight Communications' original acquisition strategy, which focused on customer growth, was very successful. However, Insight Communications' management team recognized the opportunity to evolve from our role as a cable television operator providing only home video entertainment into a full service alternative communications network providing not only standard video services, but also interactive digital video, high-speed data access and communications products and services.

       Recognizing the opportunities presented by newly available products and services and favorable changes in the regulatory environment, Insight Communications executed a series of asset swaps, acquisitions and entered into several joint ventures that resulted in its current composition. The largest of these transactions were the 50/50 joint ventures formed with AT&T Broadband and its affiliates in October 1998 with respect to the Indiana systems, in October 1999 with respect to the Kentucky systems and most recently on January 5, 2001 with respect to the new Illinois systems. As of December 31, 1997, Insight Communications' systems had approximately 180,000 customers with the two largest concentrations in Utah and Indiana, which together represented less than half of its customers. Insight Communications believes that it has successfully transformed its assets so that as of December 31, 2000, without giving effect to the Transactions, it owned, operated and managed a cable television network serving approximately 1.0 million customers with approximately 98% of its customers clustered in the contiguous states of Indiana, Kentucky, Illinois and Ohio. Insight Communications' current assets are reflective of its strategy to own systems that have high ratios of customers to headends.

       In July 1999, the holders of the partnership interests of Insight LP exchanged their respective partnership interests for common stock of Insight Communications. As a result, Insight LP became a wholly-owned subsidiary of Insight Communications. Simultaneous with the exchange, Insight Communications consummated an initial public offering of 26,450,000 shares of its Class A common stock, raising an aggregate of approximately $650.0 million. Insight Communications' Class A common stock is currently listed on The Nasdaq National Market under the symbol "ICCI."

Our Systems

       Our systems in Indiana, Kentucky, Illinois, Ohio and Georgia serve approximately 1.3 million customers. We are the largest operator of cable systems in both Indiana and Kentucky and the second largest in Illinois. Our systems are technically clustered or are capable of being clustered to serve an average of 100,000 customers per headend.

       We are able to realize significant operational synergies due to the size of the clusters in these states and the demographic proximity of all of our systems. In all of our systems, we have nearly completed upgrading our system infrastructures to enable us to deliver new technologies, products and services to provide our customers with greater value and choices in the face of growing competition. The highly clustered nature of our systems enables us to (a) more efficiently invest our marketing dollars and maximize our brand awareness, (b) more economically introduce new and enhanced services, and
(c) reduce our overall operating and maintenance costs as a result of our ability to deploy fiber and reduce the number of headends we use throughout our systems. As a result, we believe we will be able to achieve improved operating performance on both a combined and system-wide basis. Our relationship with AT&T Broadband provides us with substantial purchasing economies for both our programming and hardware needs.

   The Indiana Systems

       General

       As of December 31, 2000, the Indiana systems passed approximately 515,800 homes and served approximately 320,000 customers. The Indiana systems are owned by Insight Communications Midwest (formerly known as Insight Communications of Indiana), which is the largest cable operator in the state. Insight Communications Midwest, which was capitalized on October 31, 1998, was a 50/50 joint venture between Insight LP and an indirect subsidiary of AT&T Broadband until the contribution of its equity interests on October 1, 1999 into us. Through Insight LP, Insight Communications serves as manager of the Indiana systems. In addition, we believe that there are additional opportunities to augment our position in Indiana through additional acquisitions and swaps.

       We believe that further upgrading of the Indiana systems will yield opportunities for cash flow growth. We have increased our capital investments in the Indiana systems, with initial emphasis on upgrading the network, activating two-way transmission and combining headends. Upon completion of our consolidation of headends, we expect that approximately 95% of our customers in Indiana will be served by three headends. Upon implementation of our state-of-the-art technical platform, we deploy new services based on our marketing strategy of bundling products.

       Insight LP manages the day-to-day operations of Indiana and Kentucky cable television systems owned by InterMedia Partners Southeast, an affiliate of AT&T Broadband, which serve approximately 121,200 customers. The systems are operated by employees of our Indiana and Kentucky systems, and the overhead for these systems is allocated and charged against the cash flow of the managed systems.

       The Indiana systems are organized in four management districts:

       The Central District

       As of December 31, 2000, the Central District passed approximately 116,800 homes and served approximately 78,800 customers, principally in the community of Bloomington. This includes approximately 28,300 homes passed and approximately 14,800 customers served by the Greenwood, Indiana system which we acquired on January 11, 2001. The City of Bloomington, located 45 miles south of Indianapolis, is the home of Indiana University. Besides the University, major employers include United Technology and General Electric. The median household income for the area is approximately $37,000 per year, while the median family income is approximately $47,500 per year. Household income differs from family income by including income from all persons in all households, including persons living alone and other non-family households.

       Digital video service was launched in Bloomington by AT&T Broadband prior to the formation of Insight Communications Midwest. Upon completion of our network upgrade, we will migrate the

Bloomington digital customers to our interactive Insight Digital service. The Bloomington system began deploying the Insight@Home service during the second quarter of 2000. Bloomington and parts of Monroe County were upgraded to 750 MHz during the second quarter of 2000. We expect to substantially complete the upgrade of this district by the end of 2001.

       The Southwest District

       As of December 31, 2000, the Southwest District passed approximately 122,700 homes and served approximately 59,900 customers, principally in the communities of Evansville and Jasper. The median household income for the area is approximately $36,500 per year, while the median family income is approximately $47,000 per year. Major employers include Alcoa, Whirlpool and Bristol-Myers Squibb.

       In February 2000, we completed the network upgrade of the Southwest District to 750 MHz and we are currently migrating the digital customers to our interactive Insight Digital service, including DIVA's video-on-demand service and the LocalSource interactive information service. We have also launched the Insight@Home service in Evansville.

       A related party of Southern Indiana Gas and Electric Co. has overbuilt the City of Evansville. Southern Indiana Gas and Electric Co. has obtained franchises to provide cable television service in the City of Evansville and neighboring areas and commenced service in April 1999. We believe the Southern Indiana Gas and Electric Co. overbuild passes approximately 75,900 homes in our service area and is expected to pass additional homes, and has commenced offering telephone and data service.

       The Evansville system recently won a competitive bid to supply a data network to the Evansville school system, as well as a contract to provide video services to the University of Evansville. We are working with TCI Network Solutions to supply this data network and have signed a five-year contract to connect 42 K-12 schools to the data network. Our share of the revenues from this contract will be $500,000 over the life of the contract.

       The Northwest District

       As of December 31, 2000, the Northwest District passed approximately 98,700 homes and served approximately 69,100 customers, principally in the communities of Lafayette, Kokomo, Fowler and Hartford City. The City of Lafayette is the home of Purdue University. Besides Purdue University, major employers include Great Lakes Chemical, Lafayette Life Insurance, General Motors and Delco Remy. The median household income for the area is approximately $39,900 per year, while the median family income is approximately $51,600 per year.

       The upgrades of the Lafayette, Kokomo and Fowler systems to 750 MHz were substantially completed at the end of 2000. We launched the Insight@Home service in all of these markets. AT&T Broadband launched a digital service in the Kokomo market in late 1998. We are in the process of migrating those customers to our digital service, simultaneous with the launch throughout the district of our interactive Insight Digital service, including the LocalSource products and, during the first quarter of 2001, DIVA's video-on-demand service.

       The Northeast District

       As of December 31, 2000, the Northeast District passed approximately 177,600 homes and served approximately 112,200 customers in Richmond as well as in the suburban communities near

Indianapolis, including Anderson and Noblesville. Indianapolis is the state capital of Indiana and is the twelfth largest city in the United States. Major employers include General Motors, Eli Lilly and Belden Wire and Cable. The median household income for the area is approximately $46,700 per year, while the median family income is approximately $56,300 per year.

       The upgrade of the Northeast District to 750 MHz is expected to be completed by the end of first quarter 2001. We have launched the Insight@Home service throughout the district. AT&T Broadband launched digital service in several of the markets in 1998, and we are in the process of migrating those customers to our interactive Insight Digital service, simultaneous with the launch throughout the district of our Insight Digital service, including the LocalSource product and, during the second quarter of 2001, DIVA's video-on-demand service.

   The Kentucky Systems

       General

       As of December 31, 2000, the Kentucky systems passed approximately 748,000 homes and served approximately 442,000 customers. This includes approximately 40,900 homes passed and approximately 22,400 customers served by the Jeffersonville, Indiana system, which is owned by Insight Communications Midwest and operated by the management of the Louisville, Kentucky system. The Kentucky systems are owned by Insight Kentucky Partners II, L.P., which is the largest cable operator in the state. Our manager acquired a combined 50% interest in Insight Kentucky's parent on October 1, 1999, with related parties of AT&T Broadband holding the other 50% interest. Simultaneous with this acquisition, all of the equity interests were contributed into us. Through Insight LP, Insight Communications serves as manager of the Kentucky systems.

       Our Kentucky systems are located in and around four of the five largest cities in the state: Louisville, Lexington, Covington, and Bowling Green. Upon completion of the network upgrade, over 99% of Insight Kentucky's customers will be served by a two-way active, 750 MHz network. Additionally, upon completion of our consolidation of headends, approximately 99% of the systems' customers will be served by four headends. The network upgrades and consolidation of headends are substantially completed.

       Summary statistics for the Kentucky systems are as follows:

       Louisville

       As of December 31, 2000, the Louisville system passed approximately 447,700 homes and served approximately 254,500 customers. Louisville is Kentucky's largest city and is located in the northern region of the state, bordering Indiana. Louisville is located within a day's drive of nearly 50% of the United States population, which makes it an important crossroads for trade and business. Major employers in the Louisville metropolitan area include Humana, UPS, General Electric and Ford. The median household income for the area is approximately $40,000 while the median family income is approximately $48,500. Knology Inc. and TotaLink of Kentucky, LLC have each obtained a franchise to provide cable television service in the City of Louisville, where we currently serve 61,900 customers. However, those franchises have been stayed pending litigation.

       The Louisville system substantially completed a network upgrade and we served substantially all of our customers with two-way, 750 MHz cable at the end of 2000. The system is also in the process of interconnecting six headends, which will allow the entire system to be served from a single headend. In the spring of 2000, we began managing our Jeffersonville, Indiana system through the Louisville system.

       InterMedia Capital Partners VI, L.P. launched its digital service in Louisville in November 1998. The service had approximately 24,500 customers in Kentucky as of December 31, 2000. We are migrating these customers to our interactive Insight Digital service, including the LocalSource product and the DIVA video-on-demand service. The Louisville system has launched the Insight@Home service.

       Lexington

       As of December 31, 2000, the Lexington system passed approximately 122,300 homes and served approximately 84,000 customers from a single headend. Lexington is Kentucky's second largest city, located in the central part of the state. Major employers in the Lexington area include the University of Kentucky, Toyota and Lexmark International. The median household income for the area is approximately $44,000, while the median family income is approximately $56,000.

       The Lexington system has completed a network upgrade and, at the end of 2000, we served all of our customers with two-way, 750 MHz cable. InterMedia Capital Partners VI, L.P. launched its digital service in Lexington in October of 1998. We are migrating these customers to our interactive Insight Digital service, including the LocalSource product and the DIVA video-on-demand service. The Lexington system has launched the Insight@Home service.

       Covington

       As of December 31, 2000, the Covington system passed approximately 143,800 homes and served approximately 80,900 customers from a single headend. Covington is Kentucky's fifth largest city. Major employers in the Covington area include Delta Airlines, Toyota, Citicorp and DHL. The median household income for the area is approximately $44,500, while the median family income is approximately $53,800.

       The Covington system has completed a network upgrade and, at the end of 2000, we served all of our customers with two-way, 750 MHz cable. The Covington system recently launched the Insight@Home service. Digital service is also available in Covington. We are migrating the customers of this digital service to our interactive Insight Digital service, including the LocalSource product and the DIVA video-on-demand service.

       Bowling Green

       As of December 31, 2000, the Bowling Green system passed approximately 34,200 homes and served approximately 22,500 customers from a single headend. Bowling Green is located 120 miles south of Louisville, 110 miles southwest of Lexington and 70 miles north of Nashville, Tennessee. Bowling Green is the fourth largest city in Kentucky and is the home of Western Kentucky University. Major employers in the Bowling Green area include Fruit of the Loom, Camping World, Desa International and Holley Replacement Parts. The median household income for the area is approximately $36,500, while the median family income is approximately $45,400.

       The Bowling Green system is fully upgraded to two-way, 750 MHz cable. Recently, digital and Insight@Home services have been launched in Bowling Green. We are migrating the customers of this digital service to our interactive Insight Digital service, including the LocalSource product.

   The Illinois Systems

       The Illinois systems are owned and operated by Insight Communications Midwest, and were contributed to us on January 5, 2001 pursuant to the Transactions. Through Insight LP, Insight Communications serves as manager of the Illinois systems. These systems are located primarily in second-tier markets, including Springfield, Rockford, Peoria, Dixon and Champaign/Urbana. The Rockford system was contributed by Insight LP and the other Illinois systems were acquired from the AT&T Cable Subsidiaries pursuant to the Transactions.

       In total, the Illinois systems pass approximately 664,900 homes and served 418,000 customers as of December 31, 2000, making us the second largest operator of cable television systems in the State of Illinois. These systems are served by networks with approximately 2,320 miles having a capacity greater than or equal to 750 MHz, 4,160 miles having a capacity greater than or equal to 450 MHz and less than 750 MHz, and 1,020 miles having a capacity less than 450 MHz. Consistent with our strategy of expeditiously upgrading our network to facilitate the deployment of our enhanced products and services, we are upgrading the network of the Illinois systems and intend to migrate the digital customers to our interactive Insight Digital service. We expect to invest approximately $56.0 million to upgrade these systems, and that the upgrades will be completed during 2002. In the interim, we will launch Insight Digital on a node-by-node basis as system upgrades are completed. We anticipate the initial deployments of the DIVA video-on-demand service by the end of 2001 in selected areas in the Illinois systems.

       The Illinois systems are organized in five management districts:

       The Rockford District

       As of December 31, 2000, the Rockford District passed approximately 127,600 homes and served approximately 81,500 customers. Rockford is Illinois' second largest city. Major employers in the Rockford metropolitan area include:
Chrysler Corporation, Rockford Health System, Sundstrand Corporation and Swedish American Health Systems. The median household income for the area is approximately $39,300 per year, while the median family income is approximately $47,800 per year.

       We completed the upgrade of the Rockford system in February 2000, and began launching our Insight Digital service on a node-by-node basis as system upgrades were completed beginning in February 1999. Since launching our Insight Digital service in the Rockford system, the activated areas achieved approximately 19.5% digital penetration from its customers, with incremental revenue per digital customer of approximately $21 per month. Average monthly revenue per customer increased by approximately 21.0% for the year ended December 31, 2000, compared to the year ended December 31, 1999, primarily as a result of the increase in digital penetration. We launched the Insight@Home service throughout the system in April 2000, and have achieved a penetration of 2.8% as of December 31, 2000.

       The Peoria District

       As of December 31, 2000, the Peoria District passed approximately 194,700 homes and served approximately 125,200 customers, principally in the communities of Bloomington and Peoria. Bloomington is located in the north central part of the state. The Bloomington system is home to Illinois State University with over 20,000 students and Illinois Wesleyan University with over 2,000 students. Peoria is the fourth largest city in Illinois, located in the north central part of the state. Major employers in the Peoria area include Maytag, Gates Rubber and the headquarters of Caterpillar. The median household income for the area is approximately $26,000, while the median family income is approximately $34,000. The City of Galesburg is considering a municipal overbuild passing approximately 17,000 homes as of December 31, 2000.

       The Peoria system is currently undergoing a network upgrade from 550 MHz to 860 MHz, which is expected to be completed during 2002. An AT&T Cable Subsidiary launched digital service and achieved penetration levels of nearly 18% in areas where digital service is available. We plan to migrate these customers to our interactive Insight Digital service, including the Local Source product and the DIVA video-on-demand service, by the end of 2002. The system has launched the @Home service and has achieved penetration levels of over 7% as of December 31, 2000.

       The Dixon District

       As of December 31, 2000, the Dixon District passed approximately 67,200 homes and served approximately 46,400 customers, principally in the communities of Rock Falls, Peru and Dixon. Dixon is located in the north/central part of the State of Illinois. Major employers in the Dixon area include the State of Illinois, Raynor Manufacturing Company and Borg Warner Automotive. The median household income for the area is approximately $25,200, while the median family income is approximately $30,700.

       The Dixon system currently operates with a 750 MHz network, with areas within the Dixon District undergoing a network upgrade from 450 MHz to 860 MHz, which is expected to be completed by the end of 2002. An AT&T Cable Subsidiary launched digital service and achieved penetration levels of nearly 12% in areas where the service is available. We plan to migrate these customers to our interactive Insight Digital service, including the LocalSource product and the DIVA video-on-demand service during 2002.

       The Springfield District

       As of December 31, 2000, the Springfield District passed approximately 179,300 homes and served approximately 115,100 customers, principally in the communities of Decatur and Springfield. Springfield is the capital of Illinois and the third largest city in the state, located in the central part of the state. The major employer in the Springfield area is the State of Illinois. The median household income for the area is approximately $28,000, while the median family income is approximately $36,500. The City of Springfield, in which our system passes approximately 60,900 homes, is considering a municipal overbuild utilizing an existing plant owned by the city.

       The Springfield District is currently undergoing a network upgrade from 450 MHz to two-way, 750 MHz. An AT&T Cable Subsidiary launched digital service in the system and achieved penetration levels of over 20% in the areas where the service is available. We plan to migrate these customers to our interactive Insight Digital service, including the Local Source product and the DIVA video-on-demand service, by the end of 2002. The system has begun to roll-out the Insight@Home service on a node-by-node basis.

       The Champaign District

       As of December 31, 2000, the Champaign District passed approximately 96,100 homes and served approximately 49,800 customers. Champaign/Urbana is located in the eastern central part of the state. The Champaign District is home to the University of Illinois with over 36,000 students. Major employers in the Champaign and Urbana areas include the University of Illinois, Kraft Foods and the Carle Clinic Association. The median household income for the area is approximately $22,300 and the median family income for the area is approximately $34,000.

       The Champaign District serves substantially all of its customers by a two-way, 750 MHz network. An AT&T Cable Subsidiary launched digital service in the system and had approximately 5,400 customers as of December 31, 2000. We plan to migrate these customers to our interactive Insight Digital service, including the Local Source service and the DIVA video-on-demand service, by the end of 2001. The Champaign District has launched the @Home service and as of December 31, 2000 had over 6,300 customers.

   The Griffin, Georgia System

       Our Griffin, Georgia system is owned and operated by Insight Communications Midwest, and was contributed to us on January 5, 2001 pursuant to the Transactions. Through Insight LP, Insight Communications serves as manager of the Griffin system. As of December 31, 2000, the Griffin, Georgia system passed approximately 20,100 homes and served approximately 13,100 customers from a single headend. Major employers in the area include Springs Industries, North American Component Manufacturing and William Carter Apparel. The median household income for the area is approximately $34,700 per year, while the median family income is approximately $40,500 per year.

       We launched our digital service in the Griffin system in December 1998, bringing many new entertainment options to its customers. Griffin, being a smaller market that still has unused channel capacity, has a scaled-down version of the Insight Digital service, similar to the full digital service except that it is not interactive. Despite a more limited product offering, we have achieved significant success with nearly 18% penetration within two years of launch, generating incremental revenue per month of over $19.00 per digital customer. The Griffin launch was the first digital deployment of our multi-tiered approach in the country. We will begin upgrading the Griffin system to enhance the digital service during 2001.

   The Ohio System

       In connection with the Transactions, the common equity of Insight Communications of Central Ohio, LLC, the entity holding the Ohio system, was contributed to us. As of December 31, 2000, the Ohio system passed approximately 184,400 homes and served approximately 85,400 customers from a single headend. The system serves the eastern portion of the City of Columbus and adjacent suburban communities within eastern Franklin County and the contiguous counties of Delaware, Licking, Fairfield and Pickaway. The City of Columbus is the 34th largest designated market area, the capital of Ohio and the home of Ohio State University. In addition to the state government and university, the Columbus economy is well diversified with the significant presence of prominent companies such as The Limited, Merck, Wendy's, Nationwide Insurance, Borden and Worthington Industries. The area's strong economy provides for a well-paid employment base with a current unemployment rate of approximately 2.3%. The median household income for our service area is approximately $47,800 per year, while the median family income is approximately $57,000 per year.

       We are currently upgrading the Ohio system to 870 MHz, and began servicing customers from our upgraded network in November 1999. We are currently launching our interactive Insight Digital service, on a node-by-node basis, including DIVA's video-on-demand service and the LocalSource interactive information service. As of December 31, 2000, approximately 60,000 customers were served by the upgraded network, with approximately 47,800 customers served by activated digital nodes, and approximately 13,400 customers have subscribed to our interactive digital service, representing a penetration of over 28%. We entered into an affiliation agreement with RoadRunner and a network service agreement with High Speed

Access Corp. to deploy the RoadRunner high-speed data service. The RoadRunner service was launched during the second quarter of 2000, and has achieved a penetration of 4.5% as of December 31, 2000. In addition, the Ohio system provides exclusive sports programming under the "Central Ohio Sport!" brand, featuring sporting events from Ohio State University.

       In 1996, Ameritech obtained a citywide cable television franchise for the City of Columbus and suburban communities in Franklin County. Ameritech has built its citywide franchise, both in our service area and in the Time Warner service area on the west side of Columbus. We and Time Warner service virtually distinct areas and therefore do not compete with one another. The areas of the Ohio system served by both us and Ameritech pass approximately 142,700 homes, representing 77.3% of the Ohio system's total homes passed.

       As with our Indiana, Kentucky and Illinois systems, we intend to launch a telephony service alternative to Ameritech through the arrangement with AT&T Broadband. Time Warner, the other major cable television provider in the market, also has previously announced that it is negotiating a telephony agreement with AT&T Broadband.

Customer Rates

Rates charged to customers vary based on the market served and service selected as shown below:

                                                   Average Monthly Revenue per
                                                              Customer
                                                      as of December 31, 2000
                                                  ------------------------------
                                                  Basic Service  Classic Service
                                                  -------------  ---------------
     Indiana systems............................     $12.59            $16.12
     Kentucky systems...........................      12.77             19.33

       As of December 31, 2000, the weighted average revenue for our monthly combined basic and classic service was approximately $31.12 The national average was estimated to be $30.08 for the same services as of December 31, 2000, as reported by Paul Kagan & Associates.

       A one-time installation fee, which we may reduce during promotional periods, is charged to new customers, as well as reconnected customers. We charge monthly fees for set top boxes and remote control devices. We also charge administrative fees for delinquent payments for service. Customers are free to discontinue service at any time without additional charge and may be charged a reconnection fee to resume service. Commercial customers, such as hotels, motels and hospitals, are charged negotiated monthly fees and a non-recurring fee for the installation of service. Multiple dwelling unit accounts may be offered a bulk rate in exchange for single-point billing and basic service to all units.

Sales and Marketing

       Our strategy is to sell multiple services to our customers, including video, high-speed data and telephony services. We regularly use targeted telemarketing campaigns to sell to our existing customer base. Our customer service representatives are trained and given the support to use their daily contacts with customers as opportunities to sell our new service offerings.

       Due to the nature of the communities we serve, we are able to market our services in ways not typically used by urban cable operators. We can market products and services to our customers at our local offices where many of our customers pay their cable bills in person. Examples of our in-store marketing include the promotion of premium services as well as point-of-purchase displays that will allow customers to experience our high-speed Internet service and digital products. We aggressively promote our services utilizing both broad and targeted marketing tactics, including outdoor billboards, outbound telemarketing, retail partnerships, direct mail, door-to-door sales, cross-channel promotion, print and broadcast.

       We build awareness of the Insight Communications brand through advertising campaigns and strong community relations. As a result of our branding efforts and consistent service standards, we believe we have developed a reputation for quality and reliability. We also believe that our marketing strategies are particularly effective due to our regional clustering and market significance, which enables us to reach a greater number of both current and potential customers in an efficient, uniform manner.

Programming Suppliers

       Most cable companies purchase their programming product directly from the program networks by entering into a contractual relationship with the program supplier. The vast majority of these program suppliers offer the cable operator license fee rate cards with size-based volume discounts and other financial incentives, such as launch and marketing support and cross-channel advertising.

       Currently there are over 130 cable networks competing for carriage on our analog and digital platforms. We have continued to leverage both our systems' analog upgrades and newly deployed digital packages as an incentive to our suppliers to secure long term programming deals with reasonable price structures and other creative financial arrangements to offset license fee increases.

       Because of our relationship with AT&T Broadband, we have the right to purchase programming services for our systems directly through AT&T Broadband's programming supplier Satellite Services, Inc. We believe that Satellite Services has attractive programming costs. Additionally, given the clustering of our systems in the Midwest, we have been successful in affiliating with regionally based programming products such as sports and news, at lower than average license fees.

       Prior to November 1999, the cable systems contributed by Insight LP to us pursuant to the Transactions were entitled to buy programming services at the favorable rates being charged to MediaOne Group. Since that time, such systems have been purchasing programming services at higher rates. These systems are now able to purchase programming services at the more favorable rates charged by Satellite Services.

Commitment to Community Relations

       We believe that maintaining strong community relations will continue to be an important factor in ensuring our long-term success. Our community-oriented initiatives include educational programs and the sponsorship of programs and events recognizing outstanding local citizens. In addition, members of our management team host community events for political and business leaders as well as representatives of the local media where they discuss our operations and recent developments in the telecommunications industry. We have received numerous awards recognizing our ongoing community relations. We believe that our ongoing community relations initiatives result in consumer and governmental goodwill and name recognition, which have increased customer loyalty and will likely facilitate any future efforts to provide new communications services.

       We encourage all of our local management teams to take leadership roles in community and civic activities. Over the years, our systems have received numerous awards in recognition of their efforts to support local causes and charities as well as programs that encourage a better way of life in the communities they serve. Awards have been received from such diverse organizations as the Epilepsy Foundation, the YMCA Black Achievers, the Domestic Violence Center and Project Welcome Home, which provides assistance to less fortunate people in the community.

       Cable industry recognition and awards for excellence in marketing and programming have been received by several of our systems including the Lafayette, Indiana system.

       All of our systems provide ongoing support for Cable in the Classroom, an industry initiative that earns recognition both locally and nationally for its efforts in furthering the education of children. Our newest public affairs initiative, "In the Know," further underscores our commitment to education by bringing the vast uses of high-speed Internet access into each accredited school in our service area. "In the Know" builds upon the cable industry's pledge to provide free high-speed Internet access to local schools. We have taken that pledge a step further to offer students and teachers the resources of broadband content and robust cable programming to enrich the learning experience.

       With cable modems in the classroom, teachers and students alike can benefit from the speedy downloads and access to advanced applications to enhance the learning experience. In addition to providing this advanced technology free of charge, we intend to introduce programming enhancements in partnership with various cable networks. As an increasing number of areas become serviceable for high-speed service, "In the Know" is designed to incorporate multi-faceted synergies with these programmers in order to provide specialized educational offerings for each of our systems.

       One of the advantages a local cable operator has over nationally distributed competitors is its ability to develop local programming. To further strengthen community relations and differentiate us from direct broadcast satellite television systems and other multichannel video providers, we provide locally produced and oriented programming. Several of our systems have full production capabilities, with in-house and/or mobile production studios to create local content. To attract viewers, we offer a broad range of local programming alternatives, including community information, local government proceedings and local specialty interest shows. In some of our markets, we are the exclusive broadcaster of local college and high school sporting events, which we believe provides unique programming and builds customer loyalty. We believe that our emphasis on local programming creates significant opportunities for increased advertising revenues. Locally originated programming will also play an integral role in the deployment of our new and enhanced products and services. Customized local content will be available to our customers through our digital cable and high-speed data services, as users will be able to access local information, such as weather reports, school closings and community event schedules on-demand.

Franchises

       Cable television systems are constructed and operated under fixed-term non-exclusive franchises or other types of operating authorities that are granted by either local governmental or centralized state authorities. These franchises typically contain many conditions, such as:

   .   Time limitations on commencement and completion of construction;

   . Conditions of service, including the number of channels, the provision of free service to schools and other public institutions;

   .  The maintenance of insurance and indemnity bonds; and

   .  The payment of fees to communities.

      These local franchises are subject to limits imposed by federal law.

      As of December 31, 2000, we held 517 franchises in the aggregate, consisting of 165 in Indiana, 195 in Kentucky, 124 in Illinois, 29 in Ohio and 4 in Georgia. Many of these franchises require the payment of fees to the issuing authorities of 3% to 5% of gross revenues, as defined by each franchise agreement, from the related cable system.

      The 1984 Cable Act prohibits franchising authorities from imposing annual franchise fees in excess of 5% of gross annual revenues and also permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances that render performance commercially impracticable.

      The following table summarizes information relating to the year of expiration of our franchises, excluding the managed systems, as of December 31, 2000:

           Year of                   Number of       Percentage of        Number of       Percentage Total
    Franchise Expiration            Franchises     Total Franchises    Basic Customers    Basic Customers
    --------------------            ----------     ----------------    ---------------    ---------------
Expired*.........................       17               3.3%               13,463              1.1%
2001.............................       30               5.8                82,523              6.4
2002.............................       23               4.4                41,928              3.3
2003.............................       40               7.7               102,416              8.0
2004.............................       35               6.8                54,015              4.2
After 2004.......................      372              72.0               984,176             77.0

____________

* Such franchises are operated on a month-to-month basis and are in the process of being renewed.

      The Cable Acts provide, among other things, for an orderly franchise renewal process which limits a franchising authority's ability to deny a franchise renewal if the incumbent operator follows prescribed renewal procedures. In addition, the Cable Acts established comprehensive renewal procedures which require, when properly elected by an operator, that an incumbent franchisee's renewal application be assessed on its own merits and not as part of a comparative process with competing applications.

      We believe that our cable systems generally have good relationships with their respective franchise authorities. We have never had a franchise revoked or failed to have a franchise renewed.

Competition

      Cable systems face increasing competition from alternative methods of receiving and distributing their core video business. Both wireline and wireless competitors have made inroads in competing against incumbent cable operators. The extent to which a cable operator is competitive depends, in part, upon its ability to provide to customers, at a reasonable price, a greater variety of programming and other communications services than are available off-air or through alternative delivery sources and upon superior technical performance and customer service.

      Congress has enacted legislation and the FCC has adopted regulatory policies providing a more favorable operating environment for new and existing technologies, in particular direct broadcast satellite television systems operators, that have the potential to provide increased competition to cable systems. Recently enacted legislation permits direct broadcast satellite companies to retransmit local television signals, eliminating one of the objections of consumers about switching to satellites.

      The 1996 Telecom Act makes it easier for local exchange telephone companies and others to provide a wide variety of video services competitive with services provided by cable systems. Various local exchange telephone companies currently are providing video services within and outside their telephone service areas through a variety of distribution methods, including the deployment of broadband cable networks and the use of wireless transmission facilities. Local exchange telephone companies in various states have either announced plans, obtained local franchise authorizations or are currently competing with our cable communications systems. Local exchange telephone companies and other companies also provide facilities for the transmission and distribution to homes and businesses of interactive computer-based services, including the Internet, as well as data and other non-video services. The ability of local exchange telephone companies to cross-subsidize video, data and telecommunication services also poses some threat to cable operators.

      Franchised cable systems compete with private cable systems for the right to service condominiums, apartment complexes and other multiple unit residential developments. The operators of these private systems, known as satellite master antenna television systems often enter into exclusive agreements with apartment building owners or homeowners' associations that preclude franchised cable television operators from serving residents of such private complexes. However, the 1984 Cable Act gives franchised cable operators the right to use existing compatible easements within their franchise areas on nondiscriminatory terms and conditions. Accordingly, where there are preexisting compatible easements, cable operators may not be unfairly denied access or discriminated against with respect to access to the premises served by those easements. Conflicting judicial decisions have been issued interpreting the scope of the access right granted by the 1984 Cable Act, particularly with respect to easements located entirely on private property.

      The 1996 Telecom Act may exempt some of our competitors from regulation as cable systems. The 1996 Telecom Act amends the definition of a "cable system" such that providers of competitive video programming are only regulated and franchised as "cable systems" if they use public rights-of-way. Thus, a broader class of entities providing video programming, including operators of satellite master antenna television systems, may be exempt from regulation as cable television systems under the 1996 Telecom Act. This exemption may give these entities a competitive advantage over us.

      Direct broadcast satellite television systems use digital video compression technology to increase the channel capacity of their systems. Direct broadcast satellite television systems' programming is currently available to individual households, condominiums and apartment and office complexes through conventional, medium and high-power satellites. High-power direct broadcast satellite television system service is currently being provided by DIRECTV, Inc., and EchoStar Communications Corporation. Direct broadcast satellite television systems have some advantages over cable systems that were not upgraded, such as greater channel capacity and digital picture quality. In addition, legislation was recently enacted which permits direct broadcast satellite television systems to retransmit the signals of local television stations in their local markets. However, direct broadcast satellite television systems have a limited ability to offer locally produced programming, and do not have a significant local presence in the community. In addition, direct broadcast satellite television systems packages can be more expensive than cable, especially if the subscriber intends to view the service on more than one television in the household. Finally, direct broadcast satellite television systems do not have the same full two-way capability, which we believe will limit their ability to compete in a meaningful way in interactive television, high-speed data and voice communications.

      Several telephone companies are introducing digital subscriber line technology, which allows Internet access over traditional phone lines at data transmission speeds greater than those available by a standard telephone modem. Although these transmission speeds are not as great as the transmission speeds of a cable modem, we believe that the transmission speeds of digital subscriber line technology are sufficiently high that such technology will compete with cable modem technology. The FCC is currently considering its authority to promulgate rules to facilitate the deployment of these services and regulate areas including high-speed data and interactive Internet services. We cannot predict the outcome of any FCC proceedings, or the impact of that outcome on the success of our Internet access services or on our operations.

      Additionally, the FCC adopted regulations allocating frequencies in the 28 GHz band for a new service called local multipoint distribution service that can be used to provide video services similar to multipoint multichannel distribution systems. The FCC has completed spectrum auctions for local multipoint distribution service licenses.

      As we expand our offerings to include telephony services, our AT&T Digital branded services will be subject to competition from existing providers, including both local exchange telephone companies and long-distance carriers. The telecommunications industry is highly competitive and many telephone service providers may have greater financial resources than we have, or have established relationships with regulatory authorities. We cannot predict the extent to which the presence of these competitors will influence customer penetration in our telephony service areas.

      Other new technologies may become competitive with services that cable communications systems can offer. Advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment are constantly occurring. Thus, we cannot predict the effect of ongoing or future developments on the cable communications industry or on our operations.

      Cable television systems are operated under non-exclusive franchises granted by local authorities thereby allowing more than one cable system to be built in the same area. Although the number of municipal and commercial overbuild cable systems is small, the potential profitability of a cable system is adversely affected if the local customer base is divided among multiple systems. Additionally, constructing a competing cable system is a capital intensive process which involves a high degree of risk. We believe that in order to be successful, a competitor's overbuild would need to be able to serve the homes in the overbuilt area on a more cost-effective basis than we can. Any such overbuild operation would require either significant access to capital or access to facilities already in place that are capable of delivering cable television programming.

Legislation and Regulation

      The cable television industry is regulated by the FCC, some state governments and the applicable local governments. In addition, various legislative and regulatory proposals under consideration from time to time by Congress and various federal agencies have in the past, and may in the future, materially affect us. The following is a summary of federal laws and regulations materially affecting the growth and operation of the cable television industry and a description of certain state and local laws. We believe that the regulation of the cable television industry remains a matter of interest to Congress, the FCC and other regulatory authorities. There can be no assurance as to what, if any, future actions such legislative and regulatory authorities may take or the effect thereof on us.

   Federal Legislation

      The principal federal statute governing the cable television industry is the Communications Act. As it affects the cable television industry, the Communications Act has been significantly amended on three occasions, by the 1984 Cable Act, the 1992 Cable Act and the 1996 Telecom Act. The 1996 Telecom Act altered the regulatory structure governing the nation's telecommunications providers. It removed barriers to competition in both the cable television market and the local telephone market. Among other things, it also reduced the scope of cable rate regulation. In addition, the 1996 Telecom Act required the FCC to undertake a number of rulemakings to implement the legislation, some of which have yet to be completed, and such proceedings may materially affect the cable television industry.

   Federal Regulation

       The FCC, the principal federal regulatory agency with jurisdiction over cable television, has adopted regulations covering such areas as cross-ownership between cable television systems and other communications businesses, carriage of television broadcast programming, cable rates, consumer protection and customer service, leased access, indecent programming, programmer access to cable television systems, programming agreements, technical standards, consumer electronics equipment compatibility, ownership of home wiring, program exclusivity, equal employment opportunity, consumer education and lockbox enforcement, origination cablecasting and sponsorship identification, children's programming, signal leakage and frequency use, maintenance of various records, and antenna structure notification, marking and lighting. The FCC has the authority to enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. A brief summary of certain of these federal regulations as adopted to date follows.

      Rate Regulation

      The 1984 Cable Act codified existing FCC preemption of rate regulation for premium channels and optional non-basic program tiers. The 1984 Cable Act also deregulated basic cable rates for cable television systems determined by the FCC to be subject to effective competition. The 1992 Cable Act substantially changed the previous statutory and FCC rate regulation standards. The 1992 Cable Act replaced the FCC's old standard for determining effective competition, under which most cable television systems were not subject to rate regulation, with a statutory provision that resulted in nearly all cable television systems becoming subject to rate regulation of basic service. The 1996 Telecom Act expanded the definition of effective competition to cover situations where a local telephone company or its affiliate, or any multichannel video provider using telephone company facilities, offers comparable video service by any means except direct broadcast satellite television systems. Satisfaction of this test deregulates all rates.

      For cable systems not subject to effective competition, the 1992 Cable Act required the FCC to adopt a formula for franchising authorities to assure that basic cable rates are reasonable; allowed the FCC to review rates for cable programming service tiers, other than per-channel or per-program services, in response to complaints filed by franchising authorities and/or cable customers; prohibited cable television systems from requiring basic customers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of compliance; required the FCC to adopt regulations to establish, on the basis of actual costs, the price for installation of cable service, remote controls, converter boxes and additional outlets; and allowed the FCC to impose restrictions on the retiering and rearrangement of cable services under certain limited circumstances. The 1996 Telecom Act limited the class of complainants regarding cable programming service tier rates to franchising authorities only, and ended FCC regulation of cable programming service tier rates on March 31, 1999. The 1996 Telecom Act also relaxes existing uniform rate requirements by specifying that such requirements do not apply where the operator faces effective competition, and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing may be lodged with the FCC.

      The FCC's implementing regulations contain standards for the regulation of basic service rates. Local franchising authorities and the FCC, respectively, are empowered to order a reduction of existing rates which exceed the maximum permitted level for basic services and associated equipment, and refunds can be required. The FCC adopted a benchmark price cap system for measuring the reasonableness of existing basic service rates. Alternatively, cable operators have the opportunity to make cost-of-service showings which, in some cases, may justify rates above the applicable benchmarks. The rules also require that charges for cable-related equipment, converter boxes and remote control devices, for example, and installation services be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit. The regulations also provide that future rate increases may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and increased programming costs. Cost-based adjustments to these capped rates can also be made in the event a cable television operator adds or deletes channels. There is also a streamlined cost-of-service methodology available to justify a rate increase on the basic tier for "significant" system upgrades.

      As a further alternative, in 1995 the FCC adopted a simplified cost-of-service methodology which can be used by "small cable systems" owned by "small cable companies." A "small system" is defined as a cable television system which has, on a headend basis, 15,000 or fewer basic customers. A "small cable company" is defined as an entity serving a total of 400,000 or fewer basic customers that is not affiliated with a larger cable television company, that is to say that a larger cable television company does not own more than a 20 percent equity share or exercise de jure control. This small system rate-setting methodology almost always results in rates that exceed those produced by the cost-of-service rules applicable to larger cable television operators. Once the initial rates are set they can be adjusted periodically for inflation and external cost changes as described above. When an eligible "small system" grows larger than 15,000 basic customers, it can maintain its then current rates but it cannot increase its rates in the normal course until an increase would be warranted under the rules applicable to systems that have more than 15,000 customers. When a "small cable company" grows larger than 400,000 basic customers, the qualified systems it then owns will not lose their small system eligibility. If a small cable company sells a qualified system, or if the company itself is sold, the qualified systems retain that status even if the acquiring company is not a small cable company. We were a "small cable company" prior to the October 30, 1998 completion of the AT&T Broadband transaction but we no longer enjoy this status and as a result, we are no longer entitled to this benefit. However, as noted above, the systems with less than 15,000 customers owned by us prior to the completion of the AT&T Broadband transaction remain eligible for "small system" rate regulation.

      Finally, there are regulations which require cable television systems to permit customers to purchase video programming on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than the basic service tier, unless the cable television system is technically incapable of doing so. Generally, this exemption from compliance with the statute for cable television systems that do not have such technical capability is available until a cable television system obtains the capability, but not later than December 2002.

      Carriage of Broadcast Television Signals

      The 1992 Cable Act contains signal carriage requirements which allow commercial television broadcast stations that are "local" to a cable television system, that is to say that the system is located in the station's area of dominant influence, to elect every three years whether to require the cable television system to carry the station, subject to certain exceptions, or whether the cable television system will have to negotiate for "retransmission consent" to carry the station. The next election between must-carry and retransmission consent will be October 1, 2002. A cable television system is generally required to devote up to one-third of its activated channel capacity for the carriage of local commercial television stations whether pursuant to mandatory carriage requirements or the retransmission consent requirements of the 1992 Cable Act. Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions, within the larger of: (i) a 50 mile radius from the station's city of license; or (ii) the station's Grade B contour, a measure of signal strength. Unlike commercial stations, noncommercial stations are not given the option to negotiate retransmission consent for the carriage of their signal. In addition, cable television systems have to obtain retransmission consent for the carriage of all "distant" commercial broadcast stations, except for certain "superstations," which are commercial satellite-delivered independent stations such as WGN. To date, compliance with the "retransmission consent" and "must carry" provisions of the 1992 Cable Act has not had a material effect on us, although this result may change in the future depending on such factors as market conditions, channel capacity and similar matters when such arrangements are renegotiated. The FCC recently completed a rulemaking proceeding on the carriage of television signals in high definition and digital formats. The outcome of this proceeding could have a material effect on the number of services that a cable operator will be required to carry. Local television broadcast stations transmitting solely in a digital format are entitled to carriage. Stations transmitting in both digital and analog formats, which is permitted during the current transition period, have no carriage rights for the digital format during the transition.

      Deletion of Certain Programming

      Cable television systems that have 1,000 or more customers must, upon the appropriate request of a local television station, delete the simultaneous or nonsimultaneous network programming of a distant station when such programming has also been contracted for by the local station on an exclusive basis. FCC regulations also enable television stations that have obtained exclusive distribution rights for syndicated programming in their market to require a cable television system to delete or "black out" such programming from other television stations which are carried by the cable television system.

      Franchise Fees

      Although franchising authorities may impose franchise fees under the 1984 Cable Act, such payments cannot exceed 5% of a cable television system's annual gross revenues. Under the 1996 Telecom Act, franchising authorities may not exact franchise fees from revenues derived from telecommunications services, although they may be able to exact some additional compensation for the use of public rights-of-way. Franchising authorities are also empowered, in awarding new franchises or renewing existing franchises, to require cable television operators to provide cable-related facilities and equipment and to enforce compliance with voluntary commitments. In the case of franchises in effect prior to the effective date of the 1984 Cable Act, franchising authorities may enforce requirements contained in the franchise relating to facilities, equipment and services, whether or not cable-related. The 1984 Cable Act, under certain limited circumstances, permits a cable operator to obtain modifications of franchise obligations.

      Renewal of Franchises

      The 1984 Cable Act and the 1992 Cable Act establish renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal and to provide specific grounds for franchising authorities to consider in making renewal decisions, including a franchisee's performance under the franchise and community needs. Even after the formal renewal procedures are invoked, franchising authorities and cable television operators remain free to negotiate a renewal outside the formal process. Nevertheless, renewal is by no means assured, as the franchisee must meet certain statutory standards. Even if a franchise is renewed, a franchising authority may impose new and more onerous requirements such as upgrading facilities and equipment, although the municipality must take into account the cost of meeting such requirements. Similarly, if a franchising authority's consent is required for the purchase or sale of a cable television system or franchises, such authority may attempt to impose burdensome or onerous franchise requirements in connection with a request for such consent. Historically, franchises have been renewed for cable television operators that have provided satisfactory services and have complied with the terms of their franchises. At this time, we are not aware of any current or past material failure on our part to comply with our franchise agreements. We believe that we have generally complied with the terms of our franchises and have provided quality levels of service.

      The 1992 Cable Act makes several changes to the process under which a cable television operator seeks to enforce its renewal rights which could make it easier in some cases for a franchising authority to deny renewal. Franchising authorities may consider the "level" of programming service provided by a cable television operator in deciding whether to renew. For alleged franchise violations occurring after December 29, 1984, franchising authorities are no longer precluded from denying renewal based on failure to substantially comply with the material terms of the franchise where the franchising authority has "effectively acquiesced" to such past violations. Rather, the franchising authority is estopped if, after giving the cable television operator notice and opportunity to cure, it fails to respond to a written notice from the cable television operator of its failure or inability to cure. Courts may not reverse a denial of renewal based on procedural violations found to be "harmless error."

      Channel Set-Asides

      The 1984 Cable Act permits local franchising authorities to require cable television operators to set aside certain television channels for public, educational and governmental access programming. The 1984 Cable Act further requires cable television systems with thirty-six or more activated channels to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties to provide programming that may compete with services offered by the cable television operator. The 1992 Cable Act requires leased access rates to be set according to a formula determined by the FCC.

      Ownership

      The 1996 Telecom Act repealed the statutory ban against local exchange carriers providing video programming directly to customers within their local exchange telephone service areas. Consequently, the 1996 Telecom Act permits telephone companies to compete directly with operations of cable television systems. Under the 1996 Telecom Act and FCC rules adopted to implement the 1996 Telecom Act, local exchange carriers may provide video service as broadcasters, common carriers, or cable operators. In addition, local exchange carriers and others may also provide video service through "open video systems," a regulatory regime that may give them more flexibility than traditional cable television systems. Open video system operators (including local exchange carriers) can, however, be required to obtain a local cable franchise, and they can be required to make payments to local governmental bodies in lieu of cable franchise fees. In general, open video system operators must make their systems available to programming providers on rates, terms and conditions that are reasonable and nondiscriminatory. Where carriage demand by programming providers exceeds the channel capacity of an open video system, two-thirds of the channels must be made available to programmers unaffiliated with the open video system operator.

      The 1996 Telecom Act generally prohibits local exchange carriers from purchasing a greater than 10% ownership interest in a cable television system located within the local exchange carrier's telephone service area, prohibits cable operators from purchasing local exchange carriers whose service areas are located within the cable operator's franchise area, and prohibits joint ventures between operators of cable television systems and local exchange carriers operating in overlapping markets. There are some statutory exceptions, including a rural exemption that permits buyouts in which the purchased cable television system or local exchange carrier serves a non-urban area with fewer than 35,000 inhabitants, and exemptions for the purchase of small cable television systems located in non-urban areas. Also, the FCC may grant waivers of the buyout provisions in certain circumstances.

      The 1996 Telecom Act made several other changes to relax ownership restrictions and regulations of cable television systems. The 1996 Telecom Act repealed the 1992 Cable Act's three-year holding requirement pertaining to sales of cable television systems. The statutory broadcast/cable cross-ownership restrictions imposed under the 1984 Cable Act have been eliminated, although the FCC's regulations prohibiting broadcast/cable common-ownership currently remain in effect. The FCC's rules also generally prohibit cable operators from offering satellite master antenna service separate from their franchised systems in the same franchise area, unless the cable operator is subject to "effective competition" there.

      The 1996 Telecom Act amended the definition of a "cable system" under the Communications Act so that competitive providers of video services will be regulated and franchised as "cable systems" only if they use public rights-of-way. Thus, a broader class of entities providing video programming may be exempt from regulation as cable television systems under the Communications Act.

      Pursuant to the 1992 Cable Act, the FCC has imposed limits on the number of subscribers which a single cable television operator can serve. In general, no cable television operator can have an attributable interest in cable television systems which serve more than 30% of all multichannel video programming subscribers nationwide. Attributable interests for these purposes include voting interests of 5% or more, unless there is another single holder of more than 50% of the voting stock, officerships, directorships and general partnership interests. The FCC has also adopted rules which limit the number of channels on a cable television system which can be occupied by national video programming services in which the entity which owns the cable television system has an attributable interest. The limit is 40% of the first 75 activated channels. The U.S. Court of Appeals for District of Columbia Circuit has recently upheld the constitutionality of these rules. A petition for certiorari has been denied by the Supreme Court. The U.S. Court of Appeals for District of Columbia Circuit has recently decided an appeal on the rules themselves. In that decision, the Court reversed and remanded the horizontal and vertical ownership for further proceedings.

      The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services, including cable television, notwithstanding the Public Utilities Holding Company Act of 1935, as amended. Electric utilities must establish separate subsidiaries known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Due to their resources, electric utilities could be formidable competitors to traditional cable television systems.

      Access to Programming

      The 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring their affiliated cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. The prohibition on certain types of exclusive programming arrangements is set to expire on October 5, 2002, unless the FCC determines that extension of the prohibition is necessary to preserve and protect competition in video programming distribution. We expect the FCC to make a determination on this issue in 2001.

      Privacy

      The 1984 Cable Act imposes a number of restrictions on the manner in which cable television operators can collect and disclose data about individual system customers. The statute also requires that the system operator periodically provide all customers with written information about its policies regarding the collection and handling of data about customers, their privacy rights under federal law and their enforcement rights. In the event that a cable television operator was found to have violated the customer privacy provisions of the 1984 Cable Act, it could be required to pay damages, attorneys' fees and other costs. Under the 1992 Cable Act, the privacy requirements were strengthened to require that cable television operators take such actions as are necessary to prevent unauthorized access to personally identifiable information.

      Franchise Transfers

      The 1992 Cable Act requires franchising authorities to act on any franchise transfer request submitted after December 4, 1992 within 120 days after receipt of all information required by FCC regulations and by the franchising authority. Approval is deemed to be granted if the franchising authority fails to act within such period.

      Technical Requirements

      The FCC has imposed technical standards applicable to all classes of channels which carry downstream National Television System Committee video programming. The FCC also has adopted additional standards applicable to cable television systems using frequencies in the 108 to 137 MHz and 225 to 400 MHz bands in order to prevent harmful interference with aeronautical navigation and safety radio services and has also established limits on cable television system signal leakage. Periodic testing by cable television operators for compliance with the technical standards and signal leakage limits is required and an annual filing of the results of these measurements is required. The 1992 Cable Act requires the FCC to periodically update its technical standards to take into account changes in technology. Under the 1996 Telecom Act, local franchising authorities may not prohibit, condition or restrict a cable television system's use of any type of customer equipment or transmission technology.

      The FCC has adopted regulations to implement the requirements of the 1992 Cable Act designed to improve the compatibility of cable television systems and consumer electronics equipment. These regulations, among other things, generally prohibit cable television operators from scrambling their basic service tier. The 1996 Telecom Act directs the FCC to set only minimal standards to assure compatibility between television sets, VCRs and cable television systems, and otherwise to rely on the marketplace. Pursuant to the 1992 Cable Act, the FCC has adopted rules to assure the competitive availability to consumers of customer premises equipment, such as converters, used to access the services offered by cable television systems and other multichannel video programming distributors. Pursuant to those rules, consumers are given the right to attach compatible equipment to the facilities of their multichannel video programming distributors so long as the equipment does not harm the network, does not interfere with the services purchased by other customers and is not used to receive unauthorized services. As of July 1, 2000, multichannel video programming distributors, other than operators of direct broadcast satellite television systems, are required to separate security from non-security functions in the customer premises equipment which they sell or lease to their customers and offer their customers the option of using component security modules obtained from the multichannel video programming distributors with set-top units purchased or leased from retail outlets. As of January 1, 2005, multichannel video programming distributors will be prohibited from distributing new set-top equipment integrating both security and non-security functions to their customers.

      Pursuant to the 1992 Cable Act, the FCC has adopted rules implementing an emergency alert system. The rules require all cable television systems to provide an audio and video emergency alert system message on at least one programmed channel and a video interruption and an audio alert message on all programmed channels. The audio alert message is required to state which channel is carrying the full audio and video emergency alert system message. The FCC rules permit cable television systems either to provide a separate means of alerting persons with hearing disabilities of emergency alert system messages, such as a terminal that displays emergency alert system messages and activates other alerting mechanisms or lights, or to provide audio and video emergency alert system messages on all channels. Cable television systems with 10,000 or more basic customers per headend were required to install EAS equipment capable of providing audio and video emergency alert system messages on all programmed channels by December 31, 1998. Cable television systems with 5,000 or more but fewer than 10,000 basic customers per headend will have until October 1, 2002 to comply with that requirement. Cable television systems with fewer than 5,000 basic customers per headend will have a choice of providing either a national level emergency alert system message on all programmed channels or installing emergency alert system equipment capable of providing audio alert messages on all programmed channels, a video interrupt on all channels, and an audio and video emergency alert system message on one programmed channel. This must be accomplished by October 1, 2002.

      Inside Wiring; Customer Access

      In a 1997 order, the FCC established rules that require an incumbent cable operator upon expiration of a multiple dwelling unit service contract to sell, abandon, or remove "home run" wiring that was installed by the cable operator in a multiple dwelling unit building. These inside wiring rules are expected to assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a higher fee, where such a fee is permissible. Additionally, the FCC has proposed to restrict exclusive contracts between building owners and cable operators or other multichannel video programming distributors. The FCC has also issued an order preempting state, local and private restrictions on over- the-air reception antennas placed on rental properties in areas where a tenant has exclusive use of the property, such as balconies or patios. However, tenants may not install such antennas on the common areas of multiple dwelling units, such as on roofs. This order limits the extent to which multiple dwelling unit owners may enforce certain aspects of multiple dwelling unit agreements which otherwise would prohibit, for example, placement of direct broadcast satellite television systems television receiving antennae in multiple dwelling unit areas, such as apartment balconies or patios, under the exclusive occupancy of a renter.

      Pole Attachments

      The FCC currently regulates the rates and conditions imposed by certain public utilities for use of their poles unless state public service commissions are able to demonstrate that they adequately regulate the rates, terms and conditions of cable television pole attachments. A number of states and the District of Columbia have certified to the FCC that they adequately regulate the rates, terms and conditions for pole attachments. Illinois, Ohio, and Kentucky, states in which we operate, have made such a certification. In the absence of state regulation, the FCC administers such pole attachment and conduit use rates through use of a formula which it has devised. Pursuant to the 1996 Telecom Act, the FCC has adopted a new rate formula for any attaching party, including cable television systems, which offers telecommunications services. This new formula will result in higher attachment rates than at present, but they will apply only to cable television systems which elect to offer telecommunications services. Any increases pursuant to this new formula begin in 2001, and will be phased in by equal increments over the five ensuing years. The FCC ruled that the provision of Internet services will not, in and of itself, trigger use of the new formula. However, the U.S. Court of Appeals for the Eleventh Circuit held that, since Internet provision is neither a "cable service" or a "telecommunications service," neither rate formula applies and, therefore, public utilities are free to charge what they please. The Supreme Court has agreed to review this decision. The FCC has also initiated a proceeding to determine whether it should adjust certain elements of the current rate formula. If adopted, these adjustments could increase rates for pole attachments and conduit space.

      Other FCC Matters

      FCC regulation pursuant to the Communications Act also includes matters regarding a cable television system's carriage of local sports programming; restrictions on origination and cablecasting by cable television operators; rules governing political broadcasts; equal employment opportunity; deletion of syndicated programming; registration procedure and reporting requirements; customer service; closed captioning; obscenity and indecency; program access and exclusivity arrangements; and limitations on advertising contained in nonbroadcast children's programming.

      The FCC has recently issued a Notice of Inquiry covering a wide range of issues relating to Interactive Television ("ITV"). Examples of ITV services are interactive electronic program guides and access to a graphic interface that provides supplementary information related to the video display. In the near term, cable systems are likely to be the platform of choice for the distribution of ITV services. The FCC has posed a series of questions including the definition of ITV, the potential for discrimination by cable systems in favor of affiliated ITV providers, enforcement mechanisms, and the proper regulatory classification of ITV service.

      Copyright

      Cable television systems are subject to federal copyright licensing covering carriage of broadcast signals. In exchange for making semi-annual payments to a federal copyright royalty pool and meeting certain other obligations, cable television operators obtain a statutory license to retransmit broadcast signals. The amount of this royalty payment varies, depending on the amount of system revenues from certain sources, the number of distant signals carried, and the location of the cable television system with respect to over-the-air television stations. Any future adjustment to the copyright royalty rates will be done through an arbitration process to be supervised by the U.S. Copyright Office. Cable television operators are liable for interest on underpaid and unpaid royalty fees, but are not entitled to collect interest on refunds received for overpayment of copyright fees.

      Various bills have been introduced into Congress over the past several years that would eliminate or modify the cable television compulsory license. Without the compulsory license, cable television operators would have to negotiate rights from the copyright owners for all of the programming on the broadcast stations carried by cable television systems. Such negotiated agreements would likely increase the cost to cable television operators of carrying broadcast signals. The 1992 Cable Act's retransmission consent provisions expressly provide that retransmission consent agreements between television broadcast stations and cable television operators do not obviate the need for cable operators to obtain a copyright license for the programming carried on each broadcaster's signal.

       Copyrighted music performed in programming supplied to cable television systems by pay cable networks, such as HBO, and basic cable networks, such as USA Network, is licensed by the networks through private agreements with the American Society of Composers and Publishers, generally known as ASCAP, and BMI, Inc., the two major performing rights organizations in the United States. Both the American Society of Composers and Publishers and BMI offer "through to the viewer" licenses to the cable networks which cover the retransmission of the cable networks' programming by cable television systems to their customers.

       Licenses to perform copyrighted music by cable television systems themselves, including on local origination channels, in advertisements inserted locally on cable television networks, and in cross-promotional announcements, must be obtained by the cable television operator from the American Society of Composers and Publishers, BMI and/or SESAC, Inc.

       State and Local Regulation

       Cable television systems generally are operated pursuant to nonexclusive franchises, permits or licenses granted by a municipality or other state or local government entity. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction, and even from city to city within the same state, historically ranging from reasonable to highly restrictive or burdensome. Franchises generally contain provisions governing fees to be paid to the franchising authority, length of the franchise term, renewal, sale or transfer of the franchise, territory of the franchise, design and technical performance of the system, use and occupancy of public streets and number and types of cable television services provided. The terms and conditions of each franchise and the laws and regulations under which it was granted directly affect the profitability of the cable television system. The 1984 Cable Act places certain limitations on a franchising authority's ability to control the operation of a cable television system. The 1992 Cable Act prohibits exclusive franchises, and allows franchising authorities to exercise greater control over the operation of franchised cable television systems, especially in the area of customer service and rate regulation. The 1992 Cable Act also allows franchising authorities to operate their own multichannel video distribution system without having to obtain a franchise and permits states or local franchising authorities to adopt certain restrictions on the ownership of cable television systems. Moreover, franchising authorities are immunized from monetary damage awards arising from regulation of cable television systems or decisions made on franchise grants, renewals, transfers and amendments. The 1996 Telecom Act prohibits a franchising authority from either requiring or limiting a cable television operator's provision of telecommunications services.

       Various proposals have been introduced at the state and local levels with regard to the regulation of cable television systems, and a number of states have adopted legislation subjecting cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. To date, none of the states in which we currently operate has enacted state level regulation.

       The foregoing describes all material present and proposed federal, state and local regulations and legislation relating to the cable television industry. Other existing federal regulations, copyright licensing and, in many jurisdictions, state and local franchise requirements, currently are the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals which could change, in varying degrees, the manner in which cable television systems operate. Neither the outcome of these proceedings nor their impact upon the cable television industry or us can be predicted at this time.

   Internet Access Service

       We offer a service which enables consumers to access the Internet at high speeds via high capacity broadband transmission facilities and cable modems. We compete with many other providers of Internet access services which are known as Internet service providers. Internet service providers include such companies as America Online and Mindspring Enterprises as well as major telecommunications providers, including AT&T and local exchange telephone companies. Recently, several Internet service providers asked the FCC as well as local authorities to require cable companies offering Internet access services over their broadband facilities to allow access to those facilities on an unbundled basis to other Internet service providers. In a recent report on the deployment of advanced telecommunications capability under Section 706 of the 1996 Telecom Act, the FCC declined to convene a proceeding to consider whether to impose such an access requirement on cable companies. However, the FCC indicated that it would continue to monitor the issue of broadband deployment and, to that end, the FCC has recently issued a notice of inquiry in which it asks, among other things, questions regarding what regulatory approach it should pursue. Also, the FCC denied requests by certain Internet service providers that it condition its approval of the merger of AT&T Broadband and TCI, now known as AT&T Broadband, on a requirement that those companies allow access by Internet service providers to their broadband facilities. Several local jurisdictions also are reviewing this issue. Last year, the Ninth Circuit overturned a requirement, imposed by a local franchising authority in the context of a franchise transfer, that the cable operator, if it chooses to provide Internet service, must provide open access to its system for other Internet service providers on the ground that Internet access is not a cable service and thus is not subject to local franchising authority regulation. U.S. District Courts in Virginia and Florida have also held that a local franchising authority cannot impose an open access requirement. An appeal from the Virginia ruling is pending before the Fourth Circuit.

       There are currently few laws or regulations which specifically regulate communications or commerce over the Internet. Section 230 of the Communications Act, added to that act by the 1996 Telecom Act, declares it to be the policy of the United States to promote the continued development of the Internet and other interactive computer services and interactive media, and to preserve the vibrant and competitive free market that presently exists for the Internet and other interactive computer services, unfettered by federal or state regulation. One area in which Congress did attempt to regulate content over the Internet involved the dissemination of obscene or indecent materials. The provisions of the 1996 Telecom Act, generally referred to as the Communications Decency Act, were found to be unconstitutional, in part, by the United States Supreme Court in 1997. In response, Congress passed the Child Online Protection Act. The constitutionality of this act is currently being challenged in the courts.

   Local Telecommunications Services

       The 1996 Telecom Act provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require fair and reasonable, competitively neutral and non-discriminatory compensation for management of the public rights-of-way when cable operators provide telecommunications service. State and local governments must publicly disclose such required payments.

       We have entered into a ten-year agreement with AT&T Broadband that will allow AT&T Broadband to provide to customers telephony services using our network infrastructure and AT&T Broadband's switching and long distance transport facilities. Local telecommunications service is subject to regulation by state utility commissions. Use of local telecommunications facilities to originate and terminate long distance services, a service commonly referred to as "exchange access," is subject to regulation both by the FCC and by state utility commissions. As a provider of local exchange service, AT&T Broadband would be subject to the requirements imposed upon local exchange carriers by the 1996 Telecom Act. These include requirements governing resale, telephone number portability, dialing parity, access to rights-of-way and reciprocal compensation. AT&T Broadband's ability to successfully offer local telecommunications service will be dependent, in part, on the opening of local telephone networks by incumbent local telephone companies as required of them by the 1996 Telecom Act.

       In January 1999, the United States Supreme Court reversed and vacated in part an earlier decision of a federal court of appeals striking down portions of the FCC's 1996 rules governing local telecommunications competition. The Supreme Court held that the FCC has authority under the Communications Act to establish rules to govern the pricing of facilities and services provided by incumbent local exchange carriers ("ILECs") to open their local networks to competition. However, on July 18, 2000, the United States Court of Appeals for the Eighth Circuit vacated several FCC rules concerning interconnection and pricing of ILEC network elements, including a rule that mandates that ILECs set prices for unbundled network elements at the lowest cost network configuration, and another rule that would have required the ILECs to bundle combinations of network elements at the competing carrier's request. The U.S. Supreme Court decided to review this decision (consolidated with four other lower court challenges to the FCC's interconnection rules) in its next session, which commences in October 2001. In April 2000, the FCC ruled that incumbent local exchange carriers must use their "best efforts" to acquire intellectual property rights from third party vendors for the benefit of a competing carrier seeking unbundled access to network elements associated with such intellectual property rights.

Employees

       As of December 31, 2000, after giving effect to the Transactions, we employed approximately 2,600 full-time employees and 120 part-time employees. We consider our relations with our employees to be good.


Item 2. Properties

       A cable television system consists of three principal operating components:

   . The first component, the signal reception processing and originating point called a "headend," receives television, cable programming service, radio and data signals that are transmitted by means of off-air antennas, microwave relay systems and satellite earth systems. Each headend includes a tower, antennae or other receiving equipment at a location favorable for receiving broadcast signals and one or more earth stations that receives signals transmitted by satellite. The headend facility also houses the electronic equipment, which amplifies, modifies and modulates the signals, preparing them for passage over the system's network of cables.

   . The second component of the system, the distribution network, originates at the headend and extends throughout the system's service area. A cable system's distribution network consists of microwave relays, coaxial or fiber optic cables placed on utility poles or buried underground and associated electronic equipment.

   . The third component of the system is a "drop cable," which extends from the distribution network into each customer's home and connects the distribution system to the customer's television set.

       We own and lease parcels of real property for signal reception sites which house our antenna towers and headends, microwave complexes and business offices which includes our principal executive offices. In addition, we own our cable systems' distribution networks, various office fixtures, test equipment and service vehicles. The physical components of our cable systems require maintenance and periodic upgrading to keep pace with technological advances. We believe that our properties, both owned and leased, are in good condition and are suitable and adequate for our business operations as presently conducted and as proposed to be conducted.

Item 3. Legal Proceedings

       Certain of our systems, including systems contributed as part of the Transactions, were named in class actions in which the plaintiffs generally alleged that late fees charged by the systems were not reasonably related to the costs incurred by the cable systems as a result of the late payment. Plaintiffs sought compensation from the systems for late fees charged in past periods. These actions were settled in March 2000 pursuant to a settlement agreement entered into with the defendants and their attorneys.

       Various local franchising authorities in the Kentucky systems filed basic service rate orders requiring us to cease collecting state and local property taxes from customers. We have announced that certain of our Kentucky systems will grant a one-time credit to customers as a result of settlement agreements with local franchising authorities. However, the Telecommunications Board of Northern Kentucky has commenced administrative proceedings relating to such rate order, which we are vigorously defending. There can be no assurance that we will enter into a similar settlement agreement in Northern Kentucky. As part of the settlements, AT&T Broadband has agreed to reimburse the Kentucky systems for rate refunds payable to customers in those communities subject to rate orders.

       Insight Kentucky and certain prior owners of the Kentucky systems, including affiliates of AT&T Broadband, have been named in class actions generally alleging that the Kentucky systems have improperly passed through state and local property tax charges to customers. The plaintiffs in these actions seek monetary damages and the enjoinment of the collection of such taxes. Such class actions are (i) Alfred P. Sykes, Jr., Charles Pearl, Linda Pearl vs. InterMedia Partners of Kentucky, L.P. and TCI TKR of Jefferson County, Inc., which was filed on March 26, 1999 in Jefferson County Circuit Court and consolidated with James F. Dooley vs. TCI TKR of Jefferson County and InterMedia Partners of Kentucky, L.P., which was filed on March 24, 1999 in Jefferson County Circuit Court, and (ii) Charles Shaw and Loretta Shaw vs. TCI TKR of Northern Kentucky, Inc. TCI TKR of Southern Kentucky, Inc., TCI Cablevision of North Central Kentucky, Inc., TCI Cablevision of Kentucky, Inc. and InterMedia Partners of Kentucky, L.P., which was filed on June 4, 1999 in the Franklin County Circuit Court. The classes have not been certified in these actions and we are defending these actions vigorously. Plaintiff's counsel filed an additional class action lawsuit in Boone County Circuit Court entitled R. Stafford Johnson v. Insight Kentucky Partners II, L.P., TCI/TKR of Northern Kentucky, Inc. et. al. on October 27, 1999, making the same allegations as the other filed actions. This lawsuit was dismissed on January 21, 2000, due to the existence of the Franklin County case, which was held to be a superior action with identical issues. We believe that the Kentucky systems have substantial and meritorious defenses to these claims, especially claims by customers that reside in the communities that have entered into settlement agreements with the Kentucky systems, as described above. Motions to dismiss both the Jefferson County and Franklin County actions were denied and we have filed appeals of these decisions to the Supreme Court of Kentucky. In addition, the Kentucky systems have filed a declaratory judgement action in the United States District Court for the Eastern District of Kentucky asking the federal courts to declare that the issues at bar in the purported class actions are preempted under federal law. This action was dismissed by the District Court and is on appeal to the 6th Circuit Court of Appeals. On April 30, 1999, InterMedia Capital Partners VI, L.P. submitted a request for indemnity to affiliates of AT&T Broadband for certain losses arising out of these matters pursuant to the contribution agreement dated October 30, 1997 under which these systems were contributed to InterMedia Capital Partners VI, L.P.

       The City of Louisville, Kentucky has granted additional franchises to Knology, Inc. and TotaLink of Kentucky, LLC. Our Kentucky subsidiary's franchise from the City of Louisville provides us with the right to challenge the grant of any subsequent franchises that are on terms more favorable than our own. Pursuant to such franchise provision, we filed for declaratory judgment in the Jefferson County Circuit Court against the City of Louisville, Kentucky for its grant of a more favorable franchise to Knology on November 2, 2000, and to TotaLink on December 21, 2000. The assertion of the declaratory judgment actions effectively stays the grant of these franchises until the court determines whether the franchises were granted on more favorable terms. These actions are awaiting finalization of a discovery schedule. On November 8, 2000, Knology, Inc. filed a federal court action in the United States District Court for the Western District of Kentucky, naming Insight LP and our Kentucky operating subsidiary as defendants. The action also named the City of Louisville, Kentucky as a defendant. The suit seeks unspecified money damages and injunctive relief for alleged violations of the antitrust laws, the Communications Act and the Civil Rights Act of 1899, arising out of our having filed, under provisions of our own franchise from the City, the state court challenge to Knology's cable television franchise awarded by the City. On December 20, 2000, we moved to dismiss the federal court action for failure to state a claim for relief and for being outside the jurisdiction of the federal court. On the same date, Knology moved for a preliminary injunction "against" a provision of its franchise that suspends the franchise's effectiveness during the pendency of our state court challenge. Both the motion to dismiss and the motion for preliminary injunction are pending before the federal court. We believe the claims in the federal action to be without merit and intend to defend it vigorously.

       We believe there are no other pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on us.


Item 4. Submission of Matters to a Vote of Security Holders

     None.

                                    PART II


Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

        There is no public trading market for our equity, all of which is held equally by our manager, through Insight LP, and AT&T Broadband, through TCI of Indiana Holdings.


Item 6. Selected Financial Data

        In the table below, we provide you with our selected consolidated historical financial and other data, including our predecessors, as of and for the five years ended December 31, 2000. We have prepared the selected financial information using:

     .  our audited financial statements for the year ended December 31, 2000;

     . our audited financial statements for the year ended December 31, 1999, which includes the Insight Communications Midwest (formerly known as Insight Communications of Indiana) systems for the year ended December 31, 1999 and the Insight Kentucky systems from October 1, 1999 (date of acquisition) through December 31, 1999;

     . the audited financial statements of Insight Communications Midwest for the period from November 1, 1998 through December 31, 1998, which includes the Insight Communications Midwest systems which were contributed by Insight LP and AT&T Broadband as of October 31, 1998;

     . the audited financial statements for the Noblesville, Jeffersonville and Lafayette, Indiana cable television systems for the ten-month period ended October 31, 1998 and for the year ended December 31, 1997, which includes the Lafayette system from December 16, 1997 (date of acquisition); and

     . the unaudited financial statements for the Noblesville, Jeffersonville and Lafayette, Indiana cable television systems for the year ended December 31, 1996. In our opinion, the unaudited financial data for the year ended December 31, 1996 has been prepared on the same basis as the audited financial statements and includes all normal recurring adjustments and accruals necessary for a fair presentation of such information.

        When you read this selected consolidated historical financial and other data, it is important that you read along with it the historical financial statements and related notes in our consolidated financial statements included herein, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations," also included herein.

                                                                                   Year Ended December 31,
                                                              ----------------------------------------------------------
                                                                      2000         1999    1998 (1)      1997       1996
                                                              ----------------------------------------------------------
Statement of Operations Data:                                                    (dollars in thousands)
    Revenues                                                    $  379,720   $  201,286   $ 57,411   $ 22,055    $19,264
    Operating costs and expenses:
      Programming and other operating costs                        130,306       59,587     15,234      5,852      5,064
      Selling, general and administrative expenses                  73,378       44,199      9,856      3,296      2,933
      Depreciation and amortization                                195,669      109,110     24,788      5,498      3,941
                                                                --------------------------------------------------------
    Operating income (loss)                                        (19,633)     (11,610)     7,533      7,409      7,326
                                                                --------------------------------------------------------
    Interest expense, net                                         (112,135)     (50,900)    (5,824)        --         --
    Other income (expense)                                            (342)        (167)       (91)       (26)         5
                                                                --------------------------------------------------------
    Net income (loss)                                           $ (132,110)  $  (62,677)  $  1,618   $  7,383    $ 7,331
                                                                ========================================================

Other Financial Data:
    EBITDA (2)                                                  $  175,694   $   97,333   $ 32,230   $ 12,881    $11,272
    Adjusted EBITDA (3)                                            187,000      103,432     33,006     12,907     11,267
    Adjusted EBITDA margin (4)                                        49.2%        51.4%      57.5%      58.5%      58.5%
    Capital expenditures                                        $  196,103   $  107,901   $ 25,454   $ 17,246    $ 6,371
    Net cash provided by operating activities                       60,151      102,918     41,375     13,339
    Net cash used in investing activities                         (199,812)    (110,441)   (26,052)   (25,891)
    Net cash provided by financing activities                      109,400       21,627      4,318     12,588

Balance Sheet Data (as of end of period):
    Cash and cash equivalents                                   $    5,735   $   35,996   $ 19,493   $    143    $   107
    Fixed assets, net                                              681,490      596,246    129,776     45,783     30,960
    Total assets                                                 1,699,547    1,706,599    527,332    105,289     30,193
    Total debt                                                   1,347,523    1,232,000    460,000         --         --
    Partners' equity                                               236,437      368,547     44,195    102,134

                                                            As of December 31, 2000, except where noted
                                                     ---------------------------------------------------------
                                                                             Pro Forma
                                                     ---------------------------------------------------------
                                                     Indiana    Kentucky     Illinois      Ohio       Total
                                                     Systems    Systems    Systems (5)    System     Systems
                                                     -------    -------    -----------    ------     -------
Technical Data:
    Network miles                                      7,752       8,998         7,876      2,686      27,312
    Number of headends                                    28          11            39          1          79
    Number of headends
      expected upon
      completion of upgrades
      during 2001 (6)                                      6           5             8          1          20
    Number of headends
      serving 95% of our
      customers expected
      upon completion of
      upgrades during
      2001 (6)                                             3           4             5          1          13

Operating Data:
    Homes passed (7)                                 515,800     748,000       685,100    184,400   2,133,300
    Basic customers (8)                              320,000     442,000       431,100     85,400   1,278,500
    Basic penetration (9)                               62.0%       59.1%         62.9%      46.3%       59.9%
    Digital ready homes (10)                         246,800     404,700       364,700     47,800   1,064,000
    Digital customers (11)                            27,900      47,000        63,800     13,400     152,000
    Digital penetration (12)                            11.3%       11.6%         17.5%      28.0%       14.3%
    Premium units (13)                               208,000     290,700       345,200     84,700     928,600
    Premium penetration (14)                            65.0%       65.8%         80.1%      99.2%       72.6%
    Cable modem                                        7,800      15,700        23,400      4,900      51,800
       customers (15)


(1) Represents the combination of the operating results of Insight Communications Midwest (formerly known as Insight Communications of Indiana) from November 1, 1998 to December 31, 1998 and the Noblesville, Indiana, Jeffersonville, Indiana and Lafayette, Indiana Cable Television Systems of Insight LP from January 1, 1998 to October 31, 1998, including depreciation and amortization of approximately $14.0 million and approximately $10.8 million during the periods from November 1, 1998 to December 31, 1998 and from January 1, 1998 to October 31, 1998 respectively. The combination of the two periods is not necessarily indicative of what the results of Insight Communications Midwest or the Noblesville, Indiana, Jeffersonville, Indiana and Lafayette, Indiana Cable Television Systems would have been for the 1998 calendar year.

(2) Represents earnings (loss) before interest, taxes, depreciation and amortization. Our management believes that EBITDA is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. However, EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or cash flows as a measure of liquidity, as determined in accordance with generally accepted accounting principles. EBITDA, as computed by management, is not necessarily comparable to similarly titled amounts of other companies. See our financial statements, including the statements of cash flows, which appear elsewhere in this report.

(3) Represents EBITDA prior to non-cash items and other non-recurring income and expense items. The following table sets forth a reconciliation of EBITDA to Adjusted EBITDA:

                                                                          Year Ended December 31,
                                                            ------------------------------------------------
                                                              2000      1999      1998      1997      1996
                                                            --------  --------   -------   -------   -------
   EBITDA                                                   $175,694  $ 97,333   $32,230   $12,881   $11,272
   Other (income) expense                                        342       167        91        26        (5)
   Management fees                                            10,964     5,932       685        --        --
                                                            --------  --------   -------   -------   -------
   Adjusted EBITDA                                          $187,000  $103,432   $33,006   $12,907   $11,267
                                                            ========  ========   =======   =======   =======

(4)  Represents Adjusted EBITDA as a percentage of total revenues.

(5)  Includes our Griffin, Georgia system.

(6) The upgrades of the newly acquired Illinois systems are scheduled to be completed by the end of 2002.

(7) Homes passed are the number of single residence homes, apartments and condominium units passed by the cable distribution network in a cable system's service area.

(8) Basic customers are customers of a cable television system who receive a package of over-the-air broadcast stations, local access channels and certain satellite-delivered cable television services, other than premium services, and who are usually charged a flat monthly rate for a number of channels.

(9) Basic penetration means basic customers as a percentage of total number of homes passed.

(10) Digital ready homes means the total number of homes passed to which digital service is available.

(11) Customers with a digital converter box.

(12) Digital penetration means digital service units as a percentage of digital ready homes.

(13) Premium units mean the number of subscriptions to premium services, which are paid for on an individual unit basis.

(14) Premium penetration means premium service units as a percentage of the total number of basic customers. A customer may purchase more than one premium service, each of which is counted as a separate premium service unit. This ratio may be greater than 100% if the average customer subscribes to more than one premium service unit.

(15) Customers receiving high-speed Internet service.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

       Because of the corporate transactions completed over the past three years, including the contribution agreements with affiliates of AT&T Broadband with respect to the Indiana, Kentucky, Ohio and Illinois systems, we do not believe the discussion and analysis of our historical financial condition and results of operations below are indicative of our future performance.

       On October 31, 1998, our manager exchanged its Utah systems for AT&T Broadband's Evansville, Indiana system. Simultaneously, our manager completed a contribution agreement with AT&T Broadband forming Insight Communications Midwest (formerly Insight Communications of Indiana, LLC) and contributed certain of its Indiana systems, the Noblesville, Lafayette and Jeffersonville systems (the "Insight Contributed Systems"), as well as the Evansville system to Insight Communications Midwest. At the same time, AT&T Broadband contributed most of its Indiana systems to Insight Communications Midwest.

       On October 1, 1999, our manager acquired a combined 50% interest in InterMedia Capital Partners VI, L.P. (now known as Insight Communications of Kentucky) from related parties of Blackstone Cable Acquisition Company, LLC, related parties of InterMedia Capital Management VI, LLC and a subsidiary and related party of AT&T Broadband, for approximately $341.5 million (inclusive of expenses), and we assumed debt of approximately $742.1 million.

       On October 1, 1999, our manager completed an agreement with affiliates of AT&T Broadband, pursuant to which our manager and affiliates of AT&T Broadband each contributed their respective 50% interests in Insight Kentucky and in Insight Communications Midwest in exchange for a 50% interest in us.

       On July 17, 2000, we entered into a ten-year agreement with AT&T Broadband that will allow AT&T Broadband to provide telephony services under the AT&T Digital brand using our network infrastructure and AT&T Broadband's switching and transport facilities.

       On August 8, 2000, our manager completed the purchase of the remaining 25% common equity interest in Insight Ohio, which it previously did not own. At the same time, the Insight Ohio operating agreement was amended to provide our manager with 70% of its total voting power.

       On January 5, 2001, we completed a series of transactions with our manager and the AT&T Cable Subsidiaries. As a result of the Transactions, additional cable television systems (including Insight Ohio) serving approximately 530,000 customers were contributed to us. Specifically, we acquired all of Insight LP's systems not already owned by us as well as systems which Insight LP purchased from the AT&T Cable Subsidiaries (comprising in total approximately 280,000 customers). The AT&T Cable Subsidiaries contributed to us systems located in Illinois serving approximately 250,000 customers. Both Insight LP and the AT&T Cable Subsidiaries contributed their respective systems to us subject to an amount of indebtedness so that we remain equally owned by Insight LP and AT&T Broadband. Insight LP continues to serve as our general partner and manages and operates our systems.

Results of Operations

       Substantially all of our historical revenues of each of our systems were earned from customer fees for cable television programming services including premium and pay-per-view services and ancillary services, such as rental of converters and remote control devices and installations, and from selling advertising. In addition, we earned revenues from commissions for products sold through home shopping networks.

       We have generated increases in revenues and Adjusted EBITDA for each of the past three fiscal years, primarily through a combination of acquisitions, internal customer growth, increases in monthly revenue per customer and growth in advertising and increasingly new revenue from selling new services including high-speed data access and interactive digital video.

       As the Insight Contributed Systems and Insight Communications Midwest are the predecessors of Insight Midwest, the following discussion includes the results of operations for Insight Contributed Systems for the period January 1, 1998 through October 31,1998 combined with the results of operations of Insight Communications Midwest for the period November 1, 1998 (date of inception) through December 31, 1998; the results of operations of Insight Communications Midwest for the year ended December 31, 1999 combined with the results of operations for Insight Kentucky for the period October 1, 1999 through December 31, 1999; and the results of Insight Midwest for the year ended December 31, 2000. The following table reflects these results of operations:

                                                                         Year Ended December 31,
                                                                ---------------------------------------
                                                                   2000            1999          1998
                                                                ---------       ---------      --------
                                                                              (in thousands)
Revenues..................................................      $ 379,720       $ 201,286      $ 57,411
Operating costs and expenses:
Programming and other operating costs.....................        130,306          59,587        15,234
Selling, general and administrative.......................         73,378          44,199         9,856
Depreciation and amortization.............................        195,669         109,110        24,788
                                                                ---------       ---------      --------
Operating income (loss)...................................        (19,633)        (11,610)        7,533
EBITDA....................................................        175,694          97,333        32,230
Adjusted EBITDA...........................................        187,000         103,432        33,006
Interest expense, net.....................................        112,135          50,900         5,824
Net income (loss).........................................       (132,110)        (62,677)        1,618
Net cash provided by operating activities.................         60,151         102,917        41,375
Net cash used in investing activities.....................       (199,812)       (110,441)      (26,052)
Net cash provided by financing activities.................        109,400          21,627         4,318

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

       Revenues increased 88.6% to $379.7 million for the year ended December 31, 2000 compared to $201.3 million for the year ended December 31, 1999. The results were impacted by the acquisition of Insight Kentucky on October 1, 1999. The incremental revenue generated from the Kentucky systems approximated $173.4 million accounting for 97.2% of the consolidated revenue increase. In addition, revenues increased as a result of rate increases and growth in advertising revenues.

       Revenues per customer per month averaged $42.65 for the year ended December 31, 2000 compared to $39.08 for the year ended December 31, 1999. The increase is primarily attributable to customer rate increases as we continued to activate nodes in rebuilt areas resulting in higher basic rates. The average monthly basic revenue per customer increased by approximately $2.56 or 8.4% from $27.85 for the year ended December 31, 1999 to $30.41 for the year ended December 31, 2000. In addition, we continued the roll out of our high speed data service which increased our average monthly revenue per customer by approximately $.73 per month.

       Programming and other operating costs increased 118.7% to $130.3 million for the year ended December 31, 2000 compared to $59.6 million for the year ended December 31, 1999. The Kentucky systems accounted for approximately 87.9% or approximately $62.2 million of the total increase. Excluding these systems, these costs increased by approximately $8.5 million accounting for 12.1% of the total increase, primarily as a result of increased programming rates and additional programming carried by our systems.

       Selling, general and administrative expenses increased 63.1% to $62.4 million for the year ended December 31, 2000 compared to $38.3 million for the year ended December 31, 1999. The increase is primarily attributable to the Kentucky Systems.

       Depreciation and amortization expense increased 79.3% to $195.7 million for the year ended December 31, 2000 compared to $109.1 million for the year ended December 31, 1999. This increase was primarily due to the Kentucky acquisition discussed above and additional capital expenditures associated with the rebuilds of our systems, partially offset by a decrease in depreciation expense attributable to a change in estimate as of January 1, 2000 which resulted in new assets being depreciated over longer lives.

       For the year ended December 31, 2000, an operating loss of $19.6 million was incurred as compared to $11.6 million for the year ended December 31, 1999, for reasons set forth above.

       EBITDA increased 80.5% to $175.7 million for the year ended December 31, 2000 as compared to $97.3 for the year ended December 31, 1999 primarily reflecting the acquisition of the Kentucky systems. EBITDA represents earnings
(loss) before interest, taxes, depreciation and amortization. Our management believes that EBITDA is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. However, EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or cash flows as a measure of liquidity, as determined in accordance with generally accepted accounting principles. EBITDA, as computed by management, is not necessarily comparable to similarly titled amounts of other companies.

       Net interest expense increased 120.3% to $112.1 million for the year ended December 31, 2000 compared to $50.9 million for the year ended December 31, 1999. The increase was primarily due to higher average outstanding indebtedness related to the acquisitions. Average debt outstanding during the year ended December 31, 2000 was $1.3 billion at an average interest rate of 8.8%.

       For the year ended December 31, 2000 a net loss of $132.1 million was realized for the reasons set forth above.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

       Revenues increased 250.6% to $201.3 million for the year ended December 31, 1999, as compared to the prior year. The incremental revenue generated from AT&T Broadband's contributed systems and the Evansville system approximated $77.4 million accounting for 53.8% of the total increase in combined revenue. The contribution of Insight Kentucky to Insight Midwest on October 1, 1999 accounted for approximately $57.0 million or 39.6% of the revenue increase. In addition, revenues increased as a result of internal customer growth and rate increases. Excluding the transactions described above, revenues increased by approximately $9.5 million due to an increase of approximately 1,800 customers on average, and by approximately $7.2 million attributable to an increase of approximately $5.98 in the average monthly revenue per customer. The increase in the average monthly revenue per customer is primarily attributable to customer rate increases as the Insight Contributed Systems turned on nodes in upgraded areas resulting in higher monthly basic rates.

       Programming and other operating costs increased 291.1% to $59.6 million for the year ended December 31, 1999 as compared to the prior year of which the additional Indiana systems contributed by AT&T Broadband and the Evansville system accounted for approximately 49.7% of the increase and the Insight Kentucky systems accounted for approximately 42.9% of the increase. Excluding this transaction, these costs increased by 21.5% to $18.5 million, primarily as a result of increased programming costs and additional programming carried by our systems.

       Selling, general and administrative expenses increased 317.3% to $38.3 million for the year ended December 31, 1999 as compared to the prior year of which the additional Indiana systems contributed by AT&T Broadband and the Evansville system accounted for approximately 69.0% of the increase and the Insight Kentucky systems accounted for approximately 34.5% of the increase. Excluding these transactions, these costs decreased by 11.0% to $8.2 million.

       Management fees for the year ended December 31, 1998 totaled approximately $700,000 reflecting only two months of charges to Insight Communications Midwest compared to the year ended December 31, 1999 which reflects charges to Insight Communications Midwest totaling approximately $4.3 million and charges to Insight Kentucky of approximately $1.6 million for the period October 1 through December 31, 1999.

       Depreciation and amortization expense increased 340.2% to $109.1 million for the year ended December 31, 1999 as compared to the prior year. Of the $84.3 million increase, approximately 59.8% was attributable to the additional Indiana systems contributed by AT&T Broadband and the Evansville system while the Insight Kentucky systems accounted for approximately 29.7% of the increase. Excluding these transactions, these costs increased by 35.6% to $33.6 million, primarily due to additional capital expenditures associated with the network upgrades of the Insight Contributed Systems.

       Operating income decreased to a loss of $11.6 million for the year ended December 31, 1999, a decrease of 254.1% as a result of the items discussed above.

       Adjusted EBITDA increased 213.4% to $103.4 million for the year ended December 31, 1999 as compared to the prior year reflecting the additional Indiana systems contributed by AT&T Broadband and the Evansville system in addition to the contribution of the Insight Kentucky systems which accounted for approximately 89.7% of the increase on a combined basis.

       Interest expense increased to $50.9 million for the year ended December 31, 1999 reflecting: (a) interest on the Indiana credit facility totaling approximately $34.3 million, (b) interest on the Kentucky credit facility for the period from October 1, 1999 through December 31, 1999 totaling approximately $12.0 million and (c) interest on our 9 3/4% senior notes due 2009 for the period from October 1, 1999 through December 31, 1999 totaling approximately $4.9 million. Interest expense increased by $45.1 million over the prior year as 1998 reflected only two months of borrowing under the Indiana credit facility.

       Net income of $1.6 million for the year ended December 31, 1998 decreased by $64.3 million to a net loss of $62.7 million for the year ended December 31, 1999 primarily reflecting increased depreciation and amortization charges and increased interest expense.

Liquidity and Capital Resources

       Our business requires cash for operations, debt service, capital expenditures and acquisitions. The cable television business has substantial on-going capital requirements for the construction, expansion and maintenance of its broadband networks. Expenditures have primarily been used to upgrade our existing cable network, and in the future will be used for network extensions, new services, converters and network upgrades. Historically, we have been able to meet our cash requirements with cash flow from operations, borrowings under our credit facilities, and private and public debt and equity.

       For the year ended December 31, 1999 and the year ended December 31, 2000, we spent $107.9 million and $196.1 million, respectively, for capital expenditures largely to support our network upgrades, digital converter purchases and to a lesser extent network extensions. For the year ended December 31, 1999 and the year ended December 31, 2000, cash from operations totaled $102.9 million and $60.1 million, respectively, which together with borrowings under our credit facilities, funded the above noted capital expenditures.

       For the year ending December 31, 2001, it is anticipated that we will spend approximately $300 million on capital expenditures, including capital expenditures required for success-based deployment of new services and telephony and the upgrade of the Illinois cable television systems, which will involve the wide deployment of fiber optics and other capital projects associated with implementing our clustering strategy.

       We have concluded a number of financing transactions, which fully support our operating plan. These transactions are detailed as follows:

       On October 1, 1999, in connection with our formation, we completed an offering of $200.0 million principal amount of 9 3/4% senior notes due 2009. The net proceeds of the offering were used to repay certain outstanding debt of the Kentucky systems. On November 6, 2000, we completed an offering of $500.0 million principal amount of 10 1/2% senior notes due 2010. The net proceeds of the offering of $486.0 million were used to repay a portion of the Indiana and Kentucky credit facilities. Interest on our 9 3/4% senior notes is payable on April 1 and October 1 of each year and interest on our 10 1/2% senior notes is payable on May 1 and November 1 of each year. The indentures relating to these senior notes impose certain limitations on our ability to, among other things, incur debt, make distributions, make investments and sell assets.

       On January 5, 2001, we consummated the Transactions with our manager and the AT&T Cable Subsidiaries. As a result of these Transactions, additional cable television systems serving approximately 530,000 customers were contributed to us. In conjunction with the Transactions, our subsidiary Insight Midwest Holdings, LLC, which subsidiary serves as a holding company for all of our systems other than the Columbus, Ohio system, consummated on January 5, 2001 a $1.75 billion credit facility from which it borrowed $663 million to repay the Indiana and Kentucky credit facilities and $685 million to finance the Transactions, providing for unused availability of approximately $402 million to support the aforementioned capital expenditures. In connection with the financing of the Transactions, Insight LP borrowed approximately $20.0 million from Midwest Holdings pursuant to a three-year revolving note. On February 15, 2001, Insight LP repaid the note in full including interest.

       The Midwest Holdings credit facility permits the distribution of cash from our operating subsidiaries to us to enable us to pay interest on our 9 3/4% senior notes and 10 1/2% senior notes, so long as there exists no default under the credit facility. The Midwest Holdings credit facility contains covenants restricting, among other things, the ability of Midwest Holdings and its subsidiaries to acquire or dispose of assets, make investments and engage in transactions with related parties. The facility also requires compliance with certain financial ratios, and contains customary events of default.

       We acquired all of the common equity interests of Insight Ohio as part of the Transactions. Insight Ohio is an unrestricted subsidiary under the indentures governing our senior notes, and is prohibited by the terms of its indebtedness from making distributions to us. Insight Ohio has a $25.0 million reducing revolving credit facility, maturing in September 2004, which supports the Ohio system. As of December 31, 2000, $25.0 million was outstanding under this credit facility.

       Insight Holdings of Ohio LLC, our wholly owned subsidiary, owns 100% of the common equity of Insight Ohio and Coaxial Communications of Central Ohio, Inc. owns 100% of the preferred equity of Insight Ohio. Such common and preferred equity was issued in August 1998 as part of a financing plan which resulted in (i) Coaxial Communications contributing the Ohio system to Insight Ohio, (ii) Coaxial Communications and Phoenix Associates, an affiliate of Coaxial Communications, issuing $140.0 million principal amount of 10% senior notes due 2006, (iii) Coaxial LLC and Coaxial Financing Corp., an affiliate of Coaxial LLC, issuing $55.9 million principal amount at maturity of 12 7/8% senior discount notes due 2008 and (iv) the Coaxial 10% senior notes and the Coaxial 12 7/8% senior discount notes being conditionally guaranteed by Insight Ohio.

       Interest on the Coaxial 10% senior notes is payable on February 15 and August 15 of each year. The indenture governing the Coaxial 10% senior notes imposes certain limitations on the ability of Coaxial Communications, Phoenix and Insight Ohio to, among other things, incur debt, make distributions, make investments and sell assets. Interest on the Coaxial 12 7/8% senior discount notes does not accrue and is not payable prior to August 15, 2003. Thereafter, cash interest on the Coaxial 12 7/8% senior discount notes will be payable on February 15 and August 15 of each year, commencing on February 15, 2004. The indenture governing the Coaxial 12 7/8% senior discount notes imposes certain limitations on the ability of Coaxial LLC, Coaxial Financing, Coaxial Communications and Insight Ohio to, among other things, incur debt, make distributions, make investments and sell assets.

       We have a substantial amount of debt. We believe that the Midwest Holdings credit facility and our cash flow from operations are sufficient to support our current operating plan.

Impact of Recently Issued Accounting Standards

       In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended by SFAS No. 137, became effective for us on January 1, 2001. SFAS No. 133 will require us to recognize all derivatives on the balance sheet at fair value. Management does not anticipate that the adoption of this statement will be material.

Risk Factors

   We have substantial debt and have significant interest payment requirements

       We have a substantial amount of debt. The following table shows certain important credit statistics about us and is presented on a pro forma basis to give effect to the Transactions and the repayment of our inter-company loan to Insight LP.

                                                        As of December 31,
                                                               2000
                                                            Pro Forma
                                                      ----------------------
                                                      (dollars in thousands)
Total debt..........................................         $2,058,023
Partners' Capital...................................          1,186,710
Debt to equity ratio................................              1.73x

    Our high level of combined debt could have important consequences for you, including the following:

   .   We may have difficulty raising additional funds;

   . We will need to use a large portion of our revenues to pay interest on our borrowings, which will reduce the amount of money available to finance our operations, capital expenditures and other activities;

   . Some of our debt has a variable rate of interest, which exposes us to the risk of increased interest rates;

   . Borrowings under subsidiary credit facilities will be secured and will mature prior to our outstanding notes;

   . We are more vulnerable to economic downturns and adverse developments in our business;

   . We are less flexible in responding to changing business and economic conditions, including increased competition and demand for new products and services; and

   .   We may not be able to implement our strategy.

   We depend upon our operating subsidiaries for cash.

       Our subsidiaries conduct all of our consolidated operations and own substantially all of our consolidated assets. Our only source of the cash we need to pay our obligations and to repay the principal amount of these obligations is the cash that our subsidiaries generate from their operations and their borrowings. Our subsidiaries are not obligated to make funds available to us.

       Our subsidiaries' ability to make payments to us will depend upon their operating results and will be subject to applicable laws and contractual restrictions. Our subsidiaries must make payments to Insight LP under their management agreements. Our ability to receive cash from our subsidiaries is restricted by the terms of the Midwest Holdings credit facility. The Midwest Holdings credit facility permits Midwest Holdings' subsidiaries to distribute cash to us, but only so long as there is no default under such credit facility. If there is a default under the Midwest Holdings credit facility, we would not have any cash to pay interest on our obligations. The terms of its indebtedness prohibit Insight Ohio from making distributions to us.

   We may not be able to generate enough cash to service our debt

       Our ability to make payments on and to refinance our debt and to fund planned capital expenditures will depend on our ability to generate cash. This is subject, in part, to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Accordingly, we cannot assure you that our business will generate sufficient cash flows from operations or that future distributions will be available to us in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

       We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

   Midwest Holdings' credit facility imposes significant restrictions

       The Midwest Holdings credit facility contains covenants that restrict Midwest Holdings' subsidiaries ability to:

   .   distribute funds or pay dividends to us;

   .   incur additional indebtedness or issue additional equity;

   .   repurchase or redeem equity interests and indebtedness;

   .   pledge or sell assets or merge with another entity;

   .   create liens; and

   .   make certain capital expenditures, investments or acquisitions.

       The ability of Midwest Holdings' subsidiaries to comply with these provisions may be affected by events beyond our control. If they were to breach any of these covenants, they would be in default under the credit facility and they would be prohibited from making distributions to us.

   We have a history of net losses, and may not be profitable in the future

       We have a history of net losses and expect to incur additional net losses in the future. We reported net losses of $132.1 million and $62.7 million for the years ended December 31, 2000 and December 31, 1999. On a pro forma basis after giving effect to the Transactions, we would have reported net losses of $235.9 million and $247.0 million for the years ended December 31, 2000 and December 31, 1999.

       We have and will continue to have a substantial amount of interest expense in respect of debt incurred and depreciation and amortization expenses relating to acquisitions of cable systems as well as expansion and upgrade programs. Such expenses have contributed to the net losses we experienced. We expect that we will continue to incur such non-operating expenses at increased levels as a result of our recent acquisitions and our network upgrade program, which expenses will result in continued net losses.

   We have a limited history of operating our current cable television systems and these systems may not generate sales at or exceeding historical levels

       We have served the customers of our existing Indiana systems for two years and the customers of our existing Kentucky systems for one year, and we are still in the process of integrating these systems. We are still in the process of integrating our newly purchased Illinois systems. The historical financial information of our systems may not fully indicate our future operating results. This makes it difficult for you to completely evaluate our performance.

   Our programming costs are substantial and they may increase, which could result in a decrease in profitability if we are unable to pass that increase on to our customers

       In recent years the cable industry has experienced a rapid escalation in the cost of programming, and sports programming in particular. For 1998 through 2000, programming costs increased significantly. Our cable programming services are dependent upon our ability to procure programming that is attractive to our customers at reasonable rates. Programming costs may continue to escalate and we may not be able to pass programming cost increases on to our customers. Our financial condition and results of operations could be negatively affected by further increases in programming costs. Programming has been and is expected to continue to be our largest single expense item and accounted for approximately 46% of the total operating expenses for our systems, without giving effect to the Transactions, for the year ended December 31, 2000.

   If we are unable to successfully integrate our newly acquired cable systems our business could be adversely affected

       The integration of new cable systems by us, including the cable systems we have recently acquired, will place significant demands on our management and our operational, financial and marketing resources. We expect to continue to acquire and enter into swaps and joint ventures with respect to cable systems in nearby or adjacent locations as an element of our strategy. Our current operating and financial systems and controls may not be adequate. Any steps taken to improve these systems and controls may not be sufficient to successfully integrate and manage new cable systems in a timely manner, causing our business, financial condition, prospects and results of operations to suffer materially.

   As we introduce telephony services, a failure to predict and react to consumer demand or successfully integrate new technology could adversely affect our business

       The cable television industry is in the early stages of introducing telephony services. The inability to effectively introduce, market and sell telephony services, to anticipate consumer demand for such services or to successfully integrate new technology could have a material adverse effect on our business, results of operations, prospects and financial condition.

   If our manager were to lose members of its senior management and could not find appropriate replacements in a timely manner, our business could be adversely affected

       If any member of our manager's senior management team ceases to participate in our business and operations, our profitability could suffer. Our success is substantially dependent upon the retention of, and the continued performance by, our manager's senior management.

       Our manager continually needs to hire, integrate and retain personnel for customer relations and field operations positions which require a higher level of technical expertise and the ability to communicate technical concepts to our customers. There is no guarantee that our manager will be able to recruit or retain these skilled workers. Failure to do so could impair our ability to operate efficiently and maintain our reputation for high quality service. This could impair our ability to retain current customers and attract new customers, which could cause our financial performance to decline.

   The competition we face from other cable networks and alternative service providers may cause us to lose market share

       The impact from competition, particularly from direct broadcast satellite television systems and companies that overbuild in our market areas, has resulted in a decrease in customer growth rates as well as a loss of subscribers. The industry growth rate for basic customers for the years ended December 2000 and 1999 was 1.8% in each year, while satellite penetration as of December 2000 averaged 17.1% nationwide, up from 11.5% in December 1999. This in turn has negatively impacted our financial performance. Increased competition may continue to impact our financial performance. Many of our potential competitors have substantially greater resources than we do, and we cannot predict the market share our competitors will eventually achieve, nor can we predict their ability to develop products which will compete with our planned new and enhanced products and services such as high-speed data access, video-on-demand and telephony services.

       Direct broadcast satellite service consists of television programming transmitted via high-powered satellites to individual homes, each served by a small satellite dish. Legislation permitting direct broadcast satellite operators to transmit local broadcast signals was enacted on November 29, 1999. This eliminates a significant competitive advantage that cable system operators have had over direct broadcast satellite operators. Direct broadcast satellite operators have begun delivering local broadcast signals in the largest markets and there are plans to expand such carriage to many more markets over the next year.

       Since our cable systems are operated under non-exclusive franchises, competing operators of cable systems and other potential competitors, such as municipalities and municipal utility providers, may be granted franchises to build cable systems in markets where we hold franchises. Competition in geographic areas where a secondary franchise is obtained and a cable network is constructed is called "overbuilding." As of December 31, 2000, approximately 10.2% of the homes passed by our cable systems were overbuilt. An affiliate of Southern Indiana Gas and Electric Co. has overbuilt our Evansville, Indiana system and passes approximately 75,900 homes also passed by us. In addition, Knology Inc. and TotaLink of Kentucky LLC have each obtained a franchise to provide cable television service in our City of Louisville, Kentucky system which passes approximately 61,900 homes, although those franchises have been stayed pending litigation. TotaLink of Kentucky, LLC is also in discussions with the Jefferson County local franchising authority to obtain a franchise to provide cable television in our system which passes approximately 139,200 homes. In addition, Ameritech has overbuilt our Columbus, Ohio system and passes approximately 142,700 homes also passed by us. In our newly acquired Illinois system, the cities of Galesburg which passes approximately 17,000 homes and Springfield which passes approximately 60,900 homes are considering municipal overbuilds. We cannot predict whether competition from these or future competitors will have a material adverse effect on us and our business and operations.

   We will face competition from providers of alternatives to our Internet and telephony services

       Several telephone companies are introducing digital subscriber line technology (also known as DSL), which allows Internet access over traditional phone lines at data transmission speeds greater than those available by a standard telephone modem. Although these transmission speeds are not as great as the transmission speeds of a cable modem, we believe that the transmission speeds of digital subscriber line technology are sufficiently high that such technology will compete with cable modem technology. We cannot predict the impact DSL technology will have on our Internet access services or on our operations.

       As we expand our offerings to include telephony services, our AT&T branded telephony services will be subject to competition from existing providers, including both local exchange telephone companies and long-distance carriers. We cannot predict the extent to which the presence of these competitors will influence customer penetration in our telephony service areas.

   We may be required to provide access to our networks to other Internet service providers, which could significantly increase our competition and adversely affect our ability to provide new products and services

       The U.S. Congress and the Federal Communications Commission have been asked to require cable operators to provide access over their cable systems to other Internet service providers. If we are required to provide open access, it could prohibit us from entering into or limit our existing agreements with Internet service providers, adversely impact our anticipated revenues from high-speed Internet access services and complicate marketing and technical issues associated with the introduction of these services. To date, the U.S. Congress and the Federal Communications Commission have declined to impose these requirements although the FCC has recently issued a notice of inquiry on this matter. This same open access issue is also being considered by some local franchising authorities and several courts. Franchise renewals and transfers could become more difficult depending upon the outcome of this issue.

   Our business has been and continues to be subject to extensive governmental legislation and regulation, and changes in this legislation and regulation could increase our costs of compliance and reduce the profitability of our business

       The cable television industry is subject to extensive legislation and regulation at the federal and local levels, and, in some instances, at the state level, and many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. The rules and regulations governing our business have at times had a material adverse effect on our business. In addition, operating in a regulated industry increases the cost of doing business generally. We may also become subject to additional regulatory burdens and related increased costs. As we continue to introduce additional communications services, we may be required to obtain federal, state and local licenses or other authorizations to offer such services. We may not be able to obtain such licenses or authorizations in a timely manner, or at all, or conditions could be imposed upon such licenses and authorizations that may not be favorable to us. Future changes in legislation or regulations could have a material adverse effect on our business, financial condition, prospects and results of operations.

   Our franchises are subject to non-renewal or termination, which could cause us to lose our right to operate some of our systems

       We operate under non-exclusive franchises granted by local authorities that are subject to renewal, renegotiation and termination from time to time. Our cable systems are dependent upon the retention and renewal of their respective local franchises. We may not be able to retain or renew our franchises and any renewals may not be on terms favorable to us. The non-renewal or termination of franchises with respect to a significant portion of any of our cable systems could have a material adverse effect on our business, financial condition, prospects and results of operations.

   If we are unable to procure the necessary software and equipment, our ability to offer our services could be impaired

       We depend on vendors to supply the set-top converter boxes, fiber and other equipment as well as the enabling software for analog and digital cable services. Equipment is available from a limited number of suppliers. We typically purchase equipment under purchase orders placed from time to time and do not carry significant inventories of equipment. If there are delays in obtaining software or if demand for equipment exceeds our inventories and we are unable to obtain required software and equipment on a timely basis and at an acceptable cost, our ability to recognize additional revenue and to add additional subscribers from these services could be delayed or impaired. In addition, if there are no suppliers who are able to provide converter devices that comply with evolving Internet and telecommunications standards or that are compatible with other products or components we use, our business may be materially impaired.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

       Our revolving credit and term loan agreements bear interest at floating rates. Accordingly, we are exposed to potential losses related to changes in interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes; however, in order to manage our exposure to interest rate risk, we enter into derivative financial instruments, typically interest rate swaps and collars. The counterparties to our swap and collar agreements are major financial institutions. As of December 31, 2000, our interest rate swap and collar agreements expire in varying amounts through 2002.

       The fair market value of our long-term debt approximates its carrying value as it bears interest at floating rates of interest and current fair market value of the senior notes approximates par value. As of December 31, 2000, the estimated fair value of our interest rate swap and collar agreements was approximately $(1.9 million), which amount represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.

       As of December 31, 2000, we had entered into interest rate swaps that approximated $701.0 million, or 95.4%, of our borrowings under all of our credit facilities. Accordingly, a hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense by approximately $299.0 million. These statistics are not necessarily indicative of our current interest rate exposure, as these facilities were replaced by the Midwest Holdings credit facility on January 5, 2001 in connection with the Transactions which resulted in an increase in our outstanding borrowings.

Item 8.   Financial Statements and Supplementary Data

          Reference is made to pps. F-1 through F-34 comprising a portion of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

                                   PART III


Item 10.  Directors and Executive Officers of the Registrant

       Insight LP is our sole general partner. Insight Communications is the sole general partner of Insight LP. The following table sets forth certain information with respect to the executive officers of Insight Capital and Insight Communications. Insight Communications, through Insight LP, serves as manager of Insight Midwest. The table also includes the members of the Advisory Committee of Insight Midwest.

    The executive officers and key employees of Insight Capital and our manager and members of the Advisory Committee of Insight Midwest are:

Name                           Age   Position
----                           ---   --------
Sidney R. Knafel.............  70    Chairman of the Board of Insight Capital and Insight
                                     Communications and Chairman of the Advisory Committee
Michael S. Willner...........  48    President and Chief Executive Officer of Insight Capital and
                                     Insight Communications and Member of the Advisory Committee
Kim D. Kelly.................  44    Executive Vice President and Chief Operating and Financial Officer
                                     of Insight Capital and Insight Communications and Member of the
                                     Advisory Committee
Daniel E. Somers.............  52    Member of the Advisory Committee
David Jefferson..............  49    Member of the Advisory Committee
Elliot Brecher...............  35    Senior Vice President, General Counsel and Secretary of Insight
                                     Communications
E. Scott Cooley..............  40    Senior Vice President, Employee Relations and Development of
                                     Insight Communications
Charles E. Dietz.............  53    Senior Vice President, Engineering of Insight Communications
David R. Finch...............  40    Senior Vice President, Operations, Illinois Region of Insight
                                     Communications
Gregory B. Graff.............  38    Senior Vice President, Operations, Western Kentucky Region of
                                     Insight Communications
Pamela Euler Halling.........  53    Senior Vice President, Marketing and Programming of Insight
                                     Communications
Daniel Mannino...............  41    Senior Vice President and Controller of Insight Communications
Judy Poole...................  54    Senior Vice President, Human Resources of Insight
                                     Communications
Colleen Quinn................  47    Senior Vice President, Corporate Relations of Insight
                                     Communications
Mary Rhodes..................  51    Senior Vice President, Customer Service of Insight
                                     Communications
David Servies................  40    Senior Vice President, Operations, Indiana Region of Insight
                                     Communications
Matthew Siegel...............  38    Senior Vice President, Finance and Treasurer of Insight
                                     Communications
James A. Stewart.............  49    Senior Vice President, Operations, Eastern Kentucky and National
                                     Regions of Insight Communications

    Sidney R. Knafel, a director of Insight Communications, has been Chairman of the Board of Insight Communications since 1985. He was the founder, Chairman and an equity holder of Vision Cable Communications, Inc. from 1971 until its sale in 1981. Mr. Knafel is presently the managing partner of SRK Management Company, a private investment company, and also serves as Chairman of BioReliance Corporation, a biological testing company. He is a director of NTL Incorporated, General American Investors Company, Inc., IGENE Biotechnology, Inc. and Source Media, Inc., as well as several private companies. Mr. Knafel is a graduate of Harvard College and Harvard Business School.

    Michael S. Willner, a director of Insight Communications, co-founded and has served as President and Chief Executive Officer since 1985. Previously, Mr. Willner served as Executive Vice President and Chief Operating Officer of Vision Cable from 1979 through 1985, Vice President of Marketing for Vision Cable from 1977 to 1979 and General Manager of Vision Cable's Bergen County, New Jersey cable television system from 1975 to 1977. Currently, Mr. Willner is a director of NTL Incorporated. He is also a director of Source Media, Inc. and Commerce.TV. He is a member of the National Cable Television Association's Board of Directors and Executive Committee, serving as its Vice-Chairman. He also serves on the boards of C-SPAN, CableLabs and the Walter Kaitz Foundation. Mr. Willner is a graduate of Boston University's College of Communication and serves on the school's Executive Committee.

    Kim D. Kelly, a director of Insight Communications, has been Executive Vice President and Chief Financial Officer of Insight Communications since 1990. Ms. Kelly has also been Chief Operating Officer of Insight Communications since January 1998. Prior thereto, she served from 1982 to 1990 with Marine Midland Bank, becoming its Senior Vice President in 1988, with primary responsibility for media lending activities. Ms. Kelly serves as a member of the National Cable Television Association Subcommittee for Telecommunications Policy, as well as the National Cable Television Association Subcommittee for Accounting. She also serves as a director of Bank of New York Hamilton Funds and Source Media, Inc. and serves on the boards of Cable in the Classroom and Cable Advertising Bureau. Ms. Kelly is a graduate of George Washington University.

    Daniel E. Somers has served as President and Chief Executive Officer of AT&T Broadband since October 1999 and Senior Executive Vice President and Chief Financial Officer of AT&T Corp. from May 1997 to September 1999. Prior to joining AT&T in May 1997, Mr. Somers was Chairman and Chief Executive Officer for Bell Cablemedia, plc, of London for two years and, from 1992 to 1995, Mr. Somers was Executive Vice President and Chief Financial Officer for Bell Canada International. Mr. Somers also serves as a director of Lubrizol Corporation, Excite@Home, Cablevision Systems Corp. and CableLabs.

    David Jefferson has served as Executive Vice President of AT&T Broadband Cable Affiliates and Commercial Sales since March 2000. Mr. Jefferson joined AT&T Corp. in 1972 and held a number of executive positions including Vice President Local Services--Atlantic States Region, Customer Care Vice President, Market and Business Development Vice President and Sales Operations Vice President.

    Elliot Brecher has served as Senior Vice President and General Counsel of Insight Communications since January 2000. Previously, he was associated with the law firm Cooperman Levitt Winikoff Lester & Newman, P.C., which served as Insight Communications' legal counsel until July 2000. He joined that firm in February 1994 and served as a partner from January 1996 until joining Insight Communications. Prior to that, he was an associate of the law firm Rosenman & Colin from October 1988. Mr. Brecher received his law degree from Fordham University.

    E. Scott Cooley joined Insight Communications in 1998 as Senior Vice President, Operations with responsibility for Insight Communications' Indiana cluster. In October 2000, he became Senior Vice President, Employee Relations and Development of Insight Communications. Formerly, Mr. Cooley was an employee of TCI Communications for 18 years, having worked in the areas of technical operations and purchasing and as general manager of the Bloomington system. In 1994, he was appointed area manager of TCI Communications' southern Indiana, Illinois and Missouri systems serving 260,000 customers. In 1997, he received TCI Communications' Manager of the Year award. Mr. Cooley is currently the president of the Indiana Cable Telecommunications Association and serves as a member of the subcommittee for public relations.

    Charles E. Dietz joined Insight Communications as Senior Vice President, Engineering in 1996. From 1973 to 1995, Mr. Dietz was employed by Vision Cable Communications serving as Vice President of Technical Operations from 1988 through 1991, becoming Vice President of Operations in 1991.

    David R. Finch joined Insight Communications as Senior Vice President, Operations, Illinois Region in November 2000. Previously, Mr. Finch served as Director of Operations with Triax Telecommunications in their Great Lakes Region. Mr. Finch has 17 years of experience in the cable industry.

    Gregory B. Graff served as Senior Vice President and General Manager of Insight Ohio since its acquisition by Insight Communications in August 1998. In June 2000, he became the Senior Vice President, Operations, Western Kentucky Region of Insight Communications. Previously, Mr. Graff served as Senior Vice President, Marketing, Programming and Advertising for Coaxial Communications of Central Ohio, Inc. from 1997 to 1999, Vice President, Marketing and Sales for Coaxial Communications from 1995 to 1997, and Director of Marketing for KBLCOM's Paragon Cable operation in San Antonio, Texas. He began his cable television career in 1984 with Continental Cablevision.

    Pamela E. Halling joined Insight Communications as Vice President, Marketing in 1988 and has since become Senior Vice President of Marketing and Programming. Prior to joining Insight Communications, she had served since 1985 as Director of Consumer Marketing for the Disney Channel. Previously, she was Vice President of Affiliate Marketing for Rainbow Programming Holdings, Inc. and a marketing consultant for TCI. She began her cable television career in 1973 with Continental Cablevision.

    Daniel Mannino joined Insight Communications as Controller in 1989 and became Vice President and Controller in 1991 and Senior Vice President in 1999. Previously, Mr. Mannino was employed by Vision Cable from 1983 to 1989, becoming its Controller in 1986. Mr. Mannino is a certified public accountant.

    Judy Poole joined Insight Communications in 1998 as Vice President, Human Resources and became Senior Vice President, Human Resources in 1999. Prior to joining Insight Communications, Ms. Poole spent 13 years at Cablevision Systems, most recently as Corporate Director of Employee Relations.

    Colleen Quinn joined Insight Communications as Senior Vice President, Corporate Relations in 1999. Prior to joining Insight Communications, Ms. Quinn was the Senior Vice President, Government Affairs, of the New York City Partnership and Chamber of Commerce from 1997 to April 1999. She has also held positions at MacAndrews & Forbes Holdings, Inc. and the Revlon Foundation as Vice President from 1996 to 1997 and at Pacific Telesis Group as Executive Director and Director of Government Relations from 1993 to 1996.

    Mary Rhodes joined Insight Communications in 1986 and became Vice President, Customer Service Administration in 1996 and Senior Vice President, Customer Service Administration in 2000. Ms. Rhodes previously served as general manager of our Jeffersonville, Indiana and Sandy, Utah cable systems.

    David Servies joined Insight Communications in 1990 and became Senior Vice President, Operations, Indiana Region in October 2000. From 1998 to 2000, Mr. Servies served as District Vice President for Insight Communications' Northeast Indiana District. Mr. Servies has worked in the cable industry for the past 21 years. Mr. Servies is a member of the Indiana Cable Telecommunications Association and the National Cable Television Association.

    Matthew Siegel joined Insight Communications in May 2000 as Senior Vice President, Finance and Treasurer. From June 1991 until May 2000, Mr. Siegel was employed by The Seagram Company Ltd, most recently as Assistant Treasurer. Mr. Siegel is a graduate of The Graduate School of Business of The University of Chicago and has a B.S. degree from the Wharton School at the University of Pennsylvania.

    James A. Stewart joined Insight Communications in 1987 as a Vice President, and now serves as Senior Vice President, Operations, Eastern Kentucky and national regions. Formerly, Mr. Stewart was Operations Manager for National Guardian Security Services. He was also employed by Viacom International, Inc.'s cable television division for eight years, where he ultimately became Vice President and General Manager of Viacom Cablevision's Nashville, Tennessee system.

    Except as described in this report, there are no arrangements or understandings between any Member of the Advisory Committee or executive officer and any other person pursuant to which that person was elected or appointed to his or her position.

Advisory Committee

    The Partnership Agreement of Insight Midwest provides for a five member Advisory Committee. Insight Communications, through Insight LP, is entitled to designate three of the members of the Advisory Committee. The remaining members are designated by AT&T Broadband, through TCI of Indiana Holdings, LLC. Insight Communications' designees are Sidney R. Knafel, Michael S. Willner and Kim D. Kelly. AT&T Broadband's designees are Daniel E. Somers and David Jefferson. The Advisory Committee serves in an advisory capacity only. Insight LP is our general partner and has the exclusive authority to manage our business, operations and affairs, subject to certain approval rights of AT&T Broadband.


Item 11.  Executive Compensation

       None of the executive officers of Insight Capital are compensated for their services as such officers. Rather, executive management of Insight Capital receive compensation from Insight Communications. None of the members of the Advisory Committee of Insight Midwest are compensated for their services as such members, but are entitled to reimbursement for travel expenses.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

       Insight Capital is a wholly-owned subsidiary of Insight Midwest.

    The following table sets forth information with respect to the beneficial ownership of Insight Midwest's partnership interests:

                                                                                                        Percent of
                   Name and Address of Beneficial Owner                      Type of Interest       Partnership Interest
Insight Communications Company, L.P. (1)
     810 Seventh Avenue, New York, NY 10019...........................       General Partner                  50%
TCI of Indiana Holdings, LLC (2)
     Terrace Tower II, 5619 DTC Parkway, Englewood, CO 80111..........       Limited Partner                  50%

-------------------------------------
(1) Insight LP is a wholly-owned subsidiary of Insight Communications. The Class A common stock of Insight Communications is quoted on The Nasdaq National Market. Sidney R. Knafel and trusts for the benefit of his children, Michael S. Willner and Kim D. Kelly, through their ownership of Insight Communications' Class B common stock have approximately 63% of Insight Communications' voting power.

(2) TCI of Indiana Holdings is an indirect wholly-owned subsidiary of AT&T Corp., a publicly held company.

Item 13.  Certain Relationships and Related Transactions

       On November 17, 1999, our manager formed a joint venture with Source Media, Inc. known as SourceSuite, LLC to conduct all lines of business of Source Media relating to its VirtualModem and Interactive Channel products and businesses. Our manager capitalized the joint venture with $13.0 million in exchange for its 50% equity interest. As part of the transaction, our manager's subsidiary acquired 842,105 shares of Source Media's common stock for $12.0 million and warrants to purchase up to an additional 4,596,786 shares at an exercise price of $20 per share.

       Our manager is entitled to designate three members of the board of directors of Source Media. Our manager's designees are Sidney R. Knafel, Chairman of the Board and a director of our manager, Michael S. Willner, the President, Chief Executive Officer and a director of our manager, and Kim D. Kelly, Executive Vice President, Chief Operating and Financial Officer and a director of our manager.

       Our manager is currently providing the joint venture's interactive services to customers of its systems under a letter of intent entered into on July 29, 1998. Pursuant to the letter of intent, we pay Interactive Channel a monthly license fee for the right to distribute LocalSource in an amount that is based on the number of digital customers as adjusted for penetration. We share 50% of all revenues, other than advertising revenues, generated by LocalSource.

       On March 3, 2000, our manager and Source Media sold all of the joint venture's Virtual Modem business to Liberate Technologies in exchange for the issuance to each of our manager's subsidiary and Source Media of 886,000 shares of Liberate common stock. The joint venture continues to own and operate its programming assets, LocalSource and SourceGuide, and has entered into preferred content and programming services agreements with Liberate.

       Our manager, Insight LP, receives a management fee for each twelve-month period equal to 3% of substantially all revenue arising out of or in connection with the operations of our systems. For the years ended December 31, 1998, 1999 and 2000, Insight LP received management fees of $685,000, $5.9 million and $11.0 million. Our manager owns 50% of the partnership interests of Insight Midwest and Insight Midwest owns 100% of the common stock of Insight Capital. In addition, Sidney Knafel, Michael Willner and Kim Kelly, who are each executive officers of our manager, are members of and collectively constitute a majority of Insight Midwest's advisory committee.

       On August 8, 2000, Insight Ohio purchased its non-voting common equity interest held by

Coaxial Communications of Central Ohio, Inc. for 800,000 shares of the Class A common stock of Insight Communications plus $2.6 million in cash. In connection with the purchase, Insight Ohio's operating agreement was amended to, among other things, (i) remove certain special rights of the principals of Coaxial Communications' shareholders (the "Coaxial Entities"), (ii) vest in the common equity interests of Insight Ohio 70% of its total voting power and in the preferred equity interests of Insight Ohio 30% of its total voting power and
(iii) make Insight LP the manager. Coaxial Communications retained its preferred interests in Insight Ohio and Insight Holdings became the sole owner of the common equity interests of Insight Ohio.

       Insight Communications also agreed that if the 10% senior notes issued by Coaxial Communications or the 12 7/8% senior discount notes issued by Coaxial LLC are repaid or modified, or at any time after August 15, 2008, the principals of the Coaxial Entities may require Insight Communications to purchase their interests in the Coaxial Entities for $32.6 million, with credit given toward that amount for the value at such time of the 800,000 shares described above. The amount due to the principals of the Coaxial Entities will be payable, at the option of Insight Communications, in cash or in additional shares of Class A common stock of Insight Communications.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)  Financial Statements:

         Our financial statements, as indicated by the Index to Consolidated Financial Statements set forth below, begin on page F-1 of this Form 10-K, and are hereby incorporated by reference. Financial statement schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                     Page
Insight Midwest, L.P.
  Report of Independent Auditors--Ernst & Young LLP                                   F-1
  Consolidated Balance Sheets as of December 31, 2000 and 1999                        F-2
  Consolidated Statements of Operations and Partners' Capital for the years ended
    December 31, 2000 and 1999                                                        F-3
  Consolidated Statements of Cash Flows for the years ended December 31, 2000
    and 1999                                                                          F-4
  Notes to Consolidated Financial Statements                                          F-5

Insight Communications of Indiana, LLC
  Report of Independent Auditors--Ernst & Young LLP                                  F-17
  Balance Sheet at December 31, 1998                                                 F-18
  Statement of Operations and Members' Equity for the period November 1, 1998
    to December 31, 1998                                                             F-19
  Statement of Cash Flows for the period November 1, 1998 to December 31, 1998       F-20
  Notes to Financial Statements                                                      F-21

Noblesville, Indiana, Jeffersonville, Indiana, and Lafayette, Indiana Cable
Television Systems
  Report of Independent Auditors--Ernst & Young LLP                                  F-26
  Combined Balance Sheet at October 31, 1998                                         F-27
  Combined Statements of Operations for the year ended December 31, 1997
    and for the period January 1, 1998 to October 31, 1998                           F-28
  Combined Statements of Changes in Net Assets for the year ended December 31,
    1997 and for the period January 1, 1998 to October 31, 1998                      F-29
  Combined Statements of Cash Flows for the year ended December 31, 1997
    and for the period January 1, 1998 to October 31, 1998                           F-30
  Notes to Combined Financial Statements                                             F-31

         (b)  Reports on Form 8-K:

         We filed the following report on Form 8-K during the fourth quarter of the year ended December 31, 2000:

     Current Report on Form 8-K filed October 24, 2000.

         (c)   Exhibits

EXHIBIT
NUMBER                 DESCRIPTION
------                 -----------
  Exhibit
  Number        Exhibit Description
  ------        -------------------

    2.1         Purchase Agreement, dated as of April 18, 1999, among InterMedia
                  Capital Management VI, LLC, InterMedia Management Inc., Robert
                  J. Lewis, TCI ICM VI, Inc., InterMedia Capital Management VI, L.P., Blackstone KC Capital Partners, L.P., Blackstone KC Offshore Capital Partners, L.P., Blackstone Family Investment Partnership III L.P., Leo J. Hindery, Jr., TCI IP-VI, LLC and Insight Communications Company, L.P. (1)

    2.2         Contribution and Formation Agreement, dated April 18, 1999, between TCI of Indiana Holdings, LLC and Insight Communications Company, L.P. (1)

    2.3         Purchase and Option Agreement, dated as of August 8, 2000, among
                  Coaxial Communications of Central Ohio, Inc., Insight Communications of Central Ohio, LLC, Insight Holdings of Ohio, LLC, Insight Communications Company, L.P., Insight Communications Company, Inc., Coaxial LLC, Coaxial DJM LLC, Coaxial DSM LLC, Barry Silverstein, Dennis J. McGillicuddy, and D. Stevens McVoy (2)

    2.4         Asset Contribution Agreement, dated August 15, 2000, by and among, Command Cable of Eastern Illinois Limited Partnership, MediaOne of Illinois, Inc., Northwest Illinois TV Cable Company, S/D Cable Partners, Ltd., TCI American Cable Holdings, L.P., TCI of Bloomington/Normal, Inc., TCI Cablevision of Texas, Inc., UACC Midwest, Inc., United Cable Television of Illinois Valley, Inc., United Cable Television of Southern Illinois, Inc., TCI of Indiana Holdings, LLC, Insight Communications Company, L.P. and Insight Midwest, L.P. ("Asset Contribution Agreement") (3)

    2.5         Amendment to the Asset Contribution Agreement, dated January 5,
                  2001 (4)

    2.6         Asset Exchange Agreement, dated August 15, 2000, by and between
                  MediaOne of Illinois, Inc. and Insight Communications Company, L.P. ("Asset Exchange Agreement") (3)

    2.7         Amendment to the Asset Exchange Agreement, dated January 5, 2001
                  (4)

    2.8         Asset Purchase and Sale Agreement, dated August 15, 2000, by and between TCI of Illinois, Inc., TCI of Racine, Inc., UACC Midwest, Inc. and Insight Communications Company, L.P. ("Asset Purchase and Sale Agreement") (3)

    2.9         Amendment to the Asset Purchase and Sale Agreement, dated
                  January 5, 2001 (4)

    3.1         Certificate of Limited Partnership of Insight Midwest (5)

    3.2         Amended and Restated Limited Partnership Agreement of Insight
                  Midwest, L.P., dated January 5, 2001 (4)

    3.3         Restated Certificate of Incorporation of Insight Capital, Inc.
                  (5)

    3.4         By-laws of Insight Capital, Inc. (5)

   10.1         Credit Agreement, dated as of January 5, 2001, among Insight
                  Midwest Holdings, LLC, several banks and financial institutions or entities, and The Bank of New York, as administrative agent (4)

   10.2         Second Amended and Restated Operating Agreement of Insight
                  Communications Midwest, LLC, dated as of January 5, 2001 (6)

   10.3         Amended and Restated Management Agreement by and between Insight
                  Communications of Indiana, LLC (now known as Insight Communications Midwest, LLC) and Insight Communications Company, L.P., dated as of October 1, 1999 (5)

   10.4         First Amendment to Amended and Restated Management Agreement
                  dated as of January 5, 2001, by and between Insight Communications Midwest, LLC and Insight Communications Company, L.P. (6)

   10.5         Amended and Restated Limited Partnership Agreement of Insight
                  Kentucky Partners II, L.P., dated as of October 1, 1999 (6)

   10.6         First Amendment to Amended and Restated Limited Partnership
                  Agreement of Insight Kentucky Partners II, L.P., dated as of January 5, 2001 (6)

   10.7         Management Agreement by and between Insight Kentucky Partners
                  II, L.P. and Insight Communications Company, L.P., dated as of October 1, 1999 (5)

   10.8         Amended and Restated Operating Agreement of Insight Ohio, dated as of August 8, 2000 (2)

   10.9         Indenture relating to 9 3/4% senior notes of Registrants, dated as of October 1, 1999 (7)

   10.10        Indenture relating to 10 1/2% senior notes of Registrants, dated as of November 6, 2000 (6)

   10.11        Indenture relating to 10% senior notes of Coaxial Communications of Central Ohio, Inc. and Phoenix Associates, dated as of August 21, 1998 (8)

   10.12        Indenture relating to 12 7/8% senior discount notes of Coaxial
                   LLC and Coaxial Financing Corp., dated as of August 21, 1998
                   (9)

   10.13        Cable Facilities Lease Agreement, dated July 17, 2000, among
                  AT&T Broadband, LLC, Registrant and certain of Registrant's affiliates (portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment) (2)

    21.1        Subsidiaries of Registrants
___________________
(1) Filed as an exhibit to the Registration Statement on Form S-1 (Registration No. 333-78293) of Insight Communications Company, Inc. and incorporated herein by reference.

(2) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of Insight Communications Company, Inc. and incorporated herein by reference.

(3) Filed as an exhibit to the Current Report on Form 8-K, dated August 15, 2000, of Insight Communications Company, Inc. and incorporated herein by reference.

(4) Filed as an exhibit to the Current Report on Form 8-K, dated January 5, 2001, of Insight Communications Company, Inc. and incorporated herein by reference.

(5) Filed as an exhibit to Registrants' Registration Statement on Form S-4 (Registration No. 333- 33540) and incorporated herein by reference.

(6) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2000 of Insight Communications Company, Inc. and incorporated herein by reference.

(7) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999 of Insight Communications Company, Inc. and incorporated herein by reference.

(8) Filed as an exhibit to the Registration Statement on Form S-4 of Coaxial Communications of Central Ohio, Inc., Phoenix Associates and Insight Communications of Central Ohio, LLC (Registration No. 333-63677) and incorporated herein by reference.

(9) Filed as an exhibit to the Registration Statement on Form S-4 of Coaxial LLC, Coaxial Financing Corp., and Insight Communications of Central Ohio, LLC (Registration No. 333- 64449) and incorporated herein by reference.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               INSIGHT MIDWEST, L.P.
                               By: Insight Communications Company, L.P., its general partner
                               By: Insight Communications Company, Inc., its general partner


Date: March 12, 2001           By: /s/ Michael S. Willner
                                   ---------------------------------
                                   Michael S. Willner, President and
                                   Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                                      Title                                     Date
           ---------                                      -----                                     ----

  /s/ Sidney R. Knafel                Chairman of the Board                                    March 12, 2001
--------------------------------
Sidney R. Knafel

  /s/ Michael S. Willner              President, Chief Executive Officer and                   March 12, 2001
--------------------------------      Director (Principal Executive Officer)
Michael S. Willner

  /s/ Kim D. Kelly                    Executive Vice President, Chief Financial and            March 12, 2001
--------------------------------      Operating Officer and Director (Principal
Kim D. Kelly                          Financial and Accounting Officer)

  /s/ Thomas L. Kempner               Director                                                 March 12, 2001
--------------------------------
Thomas L. Kempner

  /s/ James S. Marcus                 Director                                                 March 12, 2001
--------------------------------
James S. Marcus

  /s/ Prakash A. Melwani              Director                                                 March 12, 2001
--------------------------------
Prakash A. Melwani

  /s/ Daniel S. O'Connell             Director                                                 March 12, 2001
--------------------------------
Daniel S. O'Connell

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             INSIGHT CAPITAL, INC.


Date: March 12, 2001         By: /s/ Michael S. Willner
                                 ------------------------------------------
                                     Michael S. Willner, President and
                                     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                                   Title                            Date
      ---------                                   -----                            ----
/s/ Sidney R. Knafel               Chairman of the Board                        March 12, 2001
--------------------------------
Sidney R. Knafel

/s/ Michael S. Willner             President, Chief Executive Officer and       March 12, 2001
--------------------------------
Michael S. Willner                    Director (Principal executive officer)

/s/ Kim D. Kelly                   Executive Vice President, Chief Operating    March 12, 2001
--------------------------------
Kim D. Kelly                          and Financial Officer and Director
                                      (Principal financial officer and principal
                                      accounting officer)

                         REPORT OF INDEPENDENT AUDITORS

The Partners
Insight Midwest, LP

We have audited the accompanying consolidated balance sheets of Insight Midwest, LP as of December 31, 2000 and 1999, and the related consolidated statements of operations and partners' capital, and cash flows for each of the two years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Insight Midwest, LP, at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the two years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.

                                                       ERNST & YOUNG LLP

New York, New York
March 12, 2001

                               INSIGHT MIDWEST, LP
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                                December 31,
                                                                                           2000             1999
                                                                                     -----------------------------------
Assets
Cash and cash equivalents                                                             $        5,735   $       35,996
Trade accounts receivable, net of allowance for doubtful accounts of $979 and $735
   as of December 31, 2000 and 1999                                                           13,686           10,778
Launch funds receivable                                                                       13,077                -
Prepaid expenses and other assets                                                              8,922           10,980
                                                                                     -----------------------------------
   Total current assets                                                                       41,420           57,754

Fixed assets, net                                                                            681,490          596,246
Intangible assets, net                                                                       950,299        1,033,399
Deferred financing costs, net of accumulated amortization of $2,962 and $857
   as of December 31, 2000 and 1999                                                           26,338           18,339
Launch funds receivable                                                                            -              861
                                                                                     -----------------------------------
   Total assets                                                                       $    1,699,547   $    1,706,599
                                                                                     ===================================

Liabilities and partners' capital

Accounts payable                                                                      $       38,575   $       42,071
Accrued expenses and other liabilities                                                        38,227           37,552
Deferred revenue                                                                               3,284            1,562
Interest payable                                                                              19,919           19,397
Due to affiliates                                                                              4,047            1,220
                                                                                     -----------------------------------
   Total current liabilities                                                                 104,052          101,802

 Deferred revenue                                                                             11,535            4,250
 Debt                                                                                      1,347,523        1,232,000
                                                                                     -----------------------------------
   Total liabilities                                                                       1,463,110        1,338,052

Partners' capital                                                                            236,437          368,547
                                                                                     -----------------------------------
   Total liabilities and partners' capital                                            $    1,699,547   $    1,706,599
                                                                                     ===================================



                             See accompanying notes

                               INSIGHT MIDWEST, LP
           CONSOLIDATED STATEMENTS OF OPERATIONS AND PARTNERS' CAPITAL
                                 (in thousands)


                                                                              Year ended December 31,
                                                                             2000                 1999
                                                                     ------------------------------------------
Revenue                                                                $     379,720        $     201,286

Operating costs and expenses:
   Programming and other operating costs                                     130,306               59,587
   Selling, general and administrative                                        62,414               38,267
   Management fees                                                            10,964                5,932
   Depreciation and amortization                                             195,669              109,110
                                                                     ------------------------------------------
Total operating costs and expenses                                           399,353              212,896

Operating loss                                                               (19,633)             (11,610)

Other income (expense):
   Interest expense                                                         (113,054)             (51,235)
   Interest income                                                               919                  335
   Other                                                                        (342)                (167)
                                                                     ------------------------------------------
Net loss                                                                    (132,110)             (62,677)

Partners' capital, beginning of period                                       368,547               44,195
Partners' contributions                                                            -              387,029
                                                                     ------------------------------------------

Partners' capital, end of period                                       $     236,437        $     368,547
                                                                     ==========================================

                             See accompanying notes

                               INSIGHT MIDWEST, LP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                              Year ended December 31,
                                                                              2000             1999
                                                                        -----------------------------------
Operating activities:
Net loss                                                                   $  (132,110)     $   (62,677)
Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization                                             195,669          109,110
     Provision for losses on trade accounts receivable                           6,717            1,239
     Amortization of bond discount                                                 123                -
     Changes in operating assets and liabilities:
       Trade accounts receivable                                                (9,625)          (6,272)
       Launch funds receivable                                                 (12,216)            (861)
       Prepaid expenses and other assets                                         2,058            3,746
       Accounts payable and accrued expenses                                    (2,821)          35,772
       Deferred revenue                                                          9,007            5,812
       Interest payable                                                            522           13,573
       Due to affiliates                                                         2,827            3,475
                                                                        -----------------------------------

Net cash provided by operating activities                                       60,151          102,917
                                                                        -----------------------------------

Investing activities:
Purchase of fixed assets                                                      (196,103)        (107,901)
Purchase of intangible assets                                                   (3,709)          (2,540)
                                                                        -----------------------------------

Net cash used in investing activities                                         (199,812)        (110,441)
                                                                        -----------------------------------

Financing activities:
Proceeds from borrowings under credit facilities                               110,400           21,000
Repayments of credit facilities                                               (487,500)        (191,661)
Net proceeds from issuance of senior notes                                     492,500          200,000
Debt issuance costs                                                             (6,000)          (7,712)
                                                                        -----------------------------------

Net cash provided by financing activities                                      109,400           21,627
                                                                        -----------------------------------

Net increase (decrease) in cash and cash equivalents                           (30,261)          14,104
Cash and cash equivalents, beginning of year                                    35,996           21,892
                                                                        -----------------------------------
Cash and cash equivalents, end of year                                     $     5,735      $    35,996
                                                                        ===================================

Supplemental disclosure of cash flow information:
Cash paid for interest                                                     $   116,726      $    37,904
Cash paid for income taxes                                                          61               57

Supplemental disclosure of significant non-cash financing activities:
Contribution of cable system assets by partner                             $         -      $   387,029


                             See accompanying notes

                               INSIGHT MIDWEST, LP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Organization and Basis of Presentation

We were formed in September 1999 to serve as the holding company and a financing vehicle for our cable television system joint venture with AT&T Broadband, LLC (formerly Tele-Communications, Inc.) ("AT&T Broadband"). We are owned 50% by Insight Communications Company L.P. ("Insight LP"), which is wholly-owned by Insight Communications Company, Inc., and 50% by AT&T Broadband, through its indirect subsidiary TCI of Indiana Holdings, LLC ("TCI"). On October 1, 1999, certain Indiana and Kentucky systems and operations were contributed to us, as described below. Through two of our operating subsidiaries, Insight Indiana and Insight Kentucky, we own and operate cable television systems in Indiana and Kentucky, which passed approximately 1.2 million and 1.2 million homes and served approximately 737,000 and 749,000 customers as of December 31, 2000 and 1999.

On January 5, 2001, we completed a series of transactions with Insight LP and certain subsidiaries of AT&T Corp. (the "AT&T Subsidiaries") for the acquisition of additional cable television systems valued at approximately $2.2 billion (the "AT&T Transactions"). As a result of the AT&T Transactions, we acquired all of Insight LP's wholly-owned systems serving approximately 280,000 customers, including systems which Insight LP purchased from the AT&T Subsidiaries. At the same time, we acquired from the AT&T Subsidiaries systems serving approximately 250,000 customers. The purchase price will be allocated to the cable television assets acquired in relation to their fair values as increases in property and equipment and franchise costs. The AT&T Transactions were financed through a credit facility established on January 5, 2001, the Midwest Holdings Credit Facility (Note G).

Both Insight LP and the AT&T Subsidiaries contributed their respective systems to us subject to an amount of indebtedness so that Insight Midwest remains equally owned by Insight LP and AT&T Broadband. Insight LP continues to serve as our general partner and manages and operates our systems. As a result of the AT&T Transactions, we currently own and operate cable television systems in Indiana, Kentucky, Illinois, Ohio and Georgia which pass approximately 2.1 million homes and serve approximately 1.3 million customers.

As a result of the AT&T Transactions, the financial results of Insight Ohio will be consolidated into our financial statements, effective January 1, 2001. For financing purposes, Insight Ohio is an unrestricted subsidiary under our indentures and is prohibited by the terms of its indebtedness from making distributions to us.

Indiana Systems

On October 31, 1998, Insight LP and TCI contributed certain of their cable television systems located in Indiana and Northern Kentucky (the "Indiana Systems" or "Insight Indiana") to form Insight Indiana in exchange for a 50% equity interest. The cable television systems contributed to Insight Indiana by Insight LP included the Jasper and Evansville systems that were acquired by Insight LP from TCI on October 31, 1998

                               INSIGHT MIDWEST, LP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A. Organization and Basis of Presentation (continued)

and the Noblesville, Jeffersonville and Lafayette systems already owned by Insight LP (the "Insight Contributed Systems").

On October 1, 1999, as part of a joint venture restructuring, Insight Indiana became our wholly-owned subsidiary. In addition to managing the day-to-day operations of the Indiana Systems, Insight LP is the general partner and therefore effectively controls us and is responsible for all of the operating and financial decisions pertaining to the Indiana Systems. Pursuant to the terms of their respective operating agreements, we and Insight Indiana will continue for a twelve-year term through October 1, 2011, unless extended by Insight LP and TCI.

In accordance with the joint venture restructuring, the historical carrying values of the Indiana Systems contributed by TCI were increased by an amount equivalent to 50% of the difference between the fair value of such systems and their respective carrying values ($89.1 million) as of October 31, 1998. In addition, the historical values of the Insight Contributed Systems were increased by $44.3 million, an amount equivalent to 50% of the difference between the fair value of such systems and their respective carrying values as of October 31, 1998. The aggregate step-up to fair value (including the step-up recorded in connection with the acquisition of the Jasper and Evansville systems) was allocated to the cable television assets contributed by TCI in relation to their fair values as increases in property and equipment of $58.0 million and franchise costs of $181.6 million. Neither Insight LP nor TCI is contractually required to contribute additional capital to us and, because we are a limited partnership, neither Insight LP nor TCI is liable for the obligations of Insight Indiana or the Indiana Systems.

Kentucky Systems

On October 1, 1999, Insight LP acquired a combined 50% interest in InterMedia Capital Partners VI, LP (the "IPVI Partnership") from related parties of Blackstone Cable Acquisition Company, LLC, InterMedia Capital Management VI, LLC and a subsidiary and related party of AT&T Broadband, for $341.5 million, (inclusive of expenses). We assumed debt of $742.1 million (the total debt of the IPVI Partnership) in connection with this transaction. The IPVI Partnership, through several intermediary partnerships, owned and operated cable television systems in four major markets in Kentucky: Louisville, Lexington, Bowling Green and Covington (the "Kentucky Systems" or "Insight Kentucky"). On October 1, 1999, concurrently with this acquisition, the Kentucky Systems were contributed to us. As a result of the IPVI Partnership's historical ownership structure, the Kentucky Systems are owned and operated by Insight Kentucky Partners II, L.P., a subsidiary partnership of ours.

Similar to Insight Indiana, in addition to managing the day-to-day operations of the Kentucky Systems, Insight LP controls all of the operating and financial decisions pertaining to the Kentucky Systems. The Kentucky Systems and each of the other Kentucky partnerships also have twelve-year terms through October 1, 2011, unless extended by Insight and TCI.

                               INSIGHT MIDWEST, LP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A. Organization and Basis of Presentation (continued)

The assets of the Kentucky Systems have been valued based on the purchase price and have been allocated between fixed and intangible assets based on our evaluation of each individual operating system including such factors as the age of the cable plant, the progress of rebuilds and franchise relations. This resulted in a step-up in the carrying values of fixed assets of $160.3 million and intangible assets of $272.1 million. Franchise costs arising from this transaction are being amortized over 15 years.

B. Significant Accounting Policies

Revenue Recognition

Revenue includes service, connection and launch fees. Service fees are recorded in the month the cable television and pay television services are provided to subscribers. Connection fees are charged for the hook-up of new customers and are recognized as current revenues. Launch fees are deferred and amortized over the period of the underlying contract.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Fixed Assets

Fixed assets include costs capitalized for labor and overhead incurred in connection with the installation of cable television systems and are stated at cost (Note D). Depreciation for cable plant, furniture, fixtures, office equipment and buildings is calculated using the straight-line method over estimated useful lives ranging from 3 to 30 years. Leasehold improvements are being amortized using the straight-line method over the remaining terms of the leases or the estimated lives of the improvements, whichever period is shorter. The carrying value of fixed assets is reviewed if facts and circumstances suggest that they may be impaired. If this review indicates that the carrying value of the fixed assets will not be recovered from our undiscounted future cash flows, an impairment loss would be recognized for the amount that the asset's carrying value

                               INSIGHT MIDWEST, LP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

B. Significant Accounting Policies (continued)

exceeds its fair value. We believe that no material impairment of fixed assets existed at December 31, 2000 or 1999.

Effective January 1, 2000, we changed the estimated useful lives of fixed assets which related to our recent rebuild program. The changes in estimated useful lives were made to reflect our evaluation of the economic lives of the newly rebuilt plant. This change was made on a prospective basis and resulted in a reduction of our net loss for the year ended December 31, 2000 of $19.4 million.

Depreciation expense for the years ended December 31, 2000 and 1999 was $110.9 million and $61.2 million.

Intangible Assets

Intangible assets consist of franchise costs and goodwill (Note E). Costs incurred in negotiating and renewing franchise agreements are capitalized and amortized over the life of the franchise. Franchise rights and goodwill acquired through the purchase of cable television systems are amortized using the straight-line method over a period of up to 15 years.

The carrying value of intangible assets is reviewed if facts and circumstances suggest that they may be impaired. If this review indicates that the carrying value of the intangible assets will not be recovered from our undiscounted future cash flows, an impairment loss would be recognized for the amount that the asset's carrying value exceeds its fair value. We believe that no material impairment of intangible assets existed at December 31, 2000 or 1999.

Deferred Financing Costs

Deferred financing costs relate to costs, primarily legal and bank facility fees, incurred to negotiate and secure bank loans and other sources of financing. These costs are amortized over the life of the applicable debt.

Income Taxes

No provision has been made in the accompanying financial statements for federal, state or local income taxes since our income or loss is reportable by the individual partners in their respective tax returns.

                               INSIGHT MIDWEST, LP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

B. Significant Accounting Policies (continued)

Marketing and Promotional Costs

Marketing and promotional costs are expensed as incurred. For the years ended December 31, 2000 and 1999, marketing and promotional expense was $9.9 million and $3.0 million.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended by SFAS No. 137, is effective for us beginning January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 will require us to recognize all derivatives on the balance sheet at fair value. We do not anticipate that adoption of this standard will have a material impact on our results of operations or statement of position.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year's presentation.


C. Pro Forma Results of Operations

The pro forma unaudited results of operations for the year ended December 31, 1999, assuming the acquisition of the Kentucky Systems had been consummated on January 1, 1999, is as follows:

                Revenue                              $      360,483
                Net loss                                    142,436

                               INSIGHT MIDWEST, LP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

D. Fixed Assets

Fixed assets consist of:

                                                                       December 31,
                                                                   2000             1999
                                                             -----------------------------------
                                                                       (in thousands)
Land, buildings and improvements                                $    15,809      $    12,887
Cable television equipment                                          857,674          662,175
Furniture, fixtures and office equipment                              6,844            9,162
                                                             -----------------------------------
                                                                    880,327          684,224
Less accumulated depreciation and amortization                     (198,837)         (87,978)
                                                             -----------------------------------
   Total fixed assets                                           $   681,490      $   596,246
                                                             ===================================

E. Intangible Assets

Intangible assets consist of:

                                                                        December 31,
                                                                   2000             1999
                                                             -----------------------------------
                                                                       (in thousands)
Franchise rights                                                 $1,086,647       $1,087,042
Goodwill                                                              1,190            1,190
                                                             -----------------------------------
                                                                  1,087,837        1,088,232
Less accumulated amortization                                      (137,538)         (54,833)
                                                             -----------------------------------
   Total intangible assets                                         $950,299       $1,033,399
                                                             ===================================

F. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of:

                                                                        December 31,
                                                                   2000             1999
                                                             -----------------------------------
                                                                       (in thousands)
Accrued programming costs                                       $    17,649      $    17,335
Accrued property taxes                                               11,564           12,629
Other                                                                 9,014            7,588
                                                             -----------------------------------
   Total accrued expenses and other liabilities                 $    38,227      $    37,552
                                                             ===================================

                               INSIGHT MIDWEST, LP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

G. Debt

Debt consists of:

                                                                   December 31,
                                                             2000                 1999
                                                     ------------------------------------------
                                                                  (in thousands)
Insight Indiana Credit Facility                          $     298,600      $     470,000
Insight Kentucky Credit Facility                               356,300            562,000
Insight Midwest 9 3/4% Senior Notes                            200,000            200,000
Insight Midwest 10 1/2% Senior Notes                           500,000                  -
                                                     ------------------------------------------
                                                             1,354,900          1,232,000
Unamortized discount on Senior Notes                            (7,377)                 -
                                                     ------------------------------------------
      Total debt                                         $   1,347,523      $   1,232,000
                                                     ==========================================

Insight Indiana Credit Facility

Insight Indiana's credit facility (the "Insight Indiana Credit Facility") provides for term loans of up to $300.0 million and for revolving credit loans of up to $250.0 million. Obligations under this credit facility are secured by all of the membership interests of Insight Indiana and any amounts payable to its members. The Insight Indiana Credit Facility requires Insight Indiana to meet certain financial and other debt covenants. Loans under the Insight Indiana Credit Facility bear interest at an ABR or LIBOR plus an additional margin tied to certain debt ratios of Insight Indiana. The interest rates in effect as of December 31, 2000 and 1999 were 8.8% and 8.1%.

On January 5, 2001, the Insight Indiana Credit Facility was repaid in full and replaced by the Midwest Holdings Credit Facility. This will result in a first quarter 2001 extraordinary loss of approximately $4.8 million related to the write-off of unamortized deferred financing costs.

Insight Kentucky Credit Facility

The Kentucky credit facility (the "Insight Kentucky Credit Facility") provides for two term loans of up to $100.0 million and $250.0 million and for revolving credit loans of up to $325.0 million. Obligations under the Insight Kentucky Credit Facility are guaranteed by Insight Kentucky and its subsidiaries and any intercompany notes made in favor of Insight Kentucky and its subsidiaries. The Insight Kentucky Credit Facility requires Insight Kentucky to meet certain financial and other debt covenants. In addition, the Insight Kentucky Credit Facility requires compliance with certain financial ratios, requiring Insight Kentucky to enter into interest rate protection agreements covering at least 50%, subject to increase to 60% under certain circumstances, of its total indebtedness and also contains customary events of default. Loans under the Insight Kentucky Credit Facility bear interest at Insight Midwest's option at an ABR or Eurodollar rate, plus an additional margin tied to Insight Kentucky's ratio of total debt to

                               INSIGHT MIDWEST, LP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

G. Debt (continued)

annualized cash flow. The term loans under the Insight Kentucky Credit Facility also bear interest, at our option, at an ABR or Eurodollar rate, plus an additional margin. The interest rates in effect as of December 31, 2000 and 1999 were 8.7% and 8.3%.

On January 5, 2001, the Insight Kentucky Credit Facility was repaid in full and replaced by the Midwest Holdings Credit Facility. This will result in a first quarter 2001 extraordinary loss of approximately $4.1 million related to the write-off of unamortized deferred financing costs.

Insight Midwest Senior Notes

On October 1, 1999 simultaneously with the closing of the purchase of Insight Kentucky, we completed a $200.0 million offering of 9 3/4% senior notes due in October 2009. The proceeds of the offering were used to repay certain debt of the IPVI Partnership. Interest payments on these Senior Notes, which commenced on April 1, 2000, are payable semi-annually on April 1 and October 1.

On November 6, 2000, we completed a $500.0 million offering of 10 1/2% senior notes due in November 2010. We received proceeds of $487.5 million, net of an underwriting fee of $5.0 million and a bond discount of $7.5 million which is being amortized through November 2010. The proceeds of the offering were used to repay a portion of the outstanding debt under the Insight Indiana Credit Facility and Insight Kentucky Credit Facility. Interest payments on these Senior Notes, which commence on May 1, 2001, are payable semi-annually on May 1 and November 1.

The 9 3/4% Senior Notes and 10 1/2% Senior Notes are redeemable on or after October 1, 2004 and November 1, 2005, respectively. In addition, we can redeem up to 35% of the 9 3/4% Senior Notes and 10 1/2% Senior Notes prior to October 1, 2002 and November 1, 2005, respectively, with the net proceeds from certain sales of our equity. Each holder of these Senior Notes may require us to redeem all or part of that holder's notes upon certain changes of control. These Senior Notes are general unsecured obligations and are subordinate to all our liabilities, the amounts of which were $770.5 million and $1.1 billion as of December 31, 2000 and 1999. The Senior Notes contain certain financial and other debt covenants.

Midwest Holdings Credit Facility

On January 5, 2001, through an affiliate, we entered into a credit facility (the "Midwest Holdings Credit Facility") in connection with the AT&T Transactions and to repay the outstanding indebtedness under the Insight Indiana Credit Facility and Insight Kentucky Credit Facility. The Midwest Holdings Credit Facility expires in 2009 and provides for maximum borrowings of $1.75 billion. Obligations under this credit facility are secured by a pledge of the outstanding equity interests of Midwest Holdings and its subsidiaries. The Midwest Holdings Credit Facility requires us to meet certain financial and other debt covenants. Borrowings under this credit facility bear interest at either an alternative base

                               INSIGHT MIDWEST, LP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

G. Debt (continued)

rate or Eurodollar rate, plus an additional margin yield to Midwest Holdings' leverage ratio, of between 0.5% and 2.8%.

Debt Facility Principal Payments

As of December 31, 2000, annual principal payments required on our debt are as follows (in thousands):

                  2001                                     $       19,695
                  2002                                             50,816
                  2003                                             92,554
                  2004                                            112,468
                  2005                                            124,820
                  Thereafter                                      947,170
                                                       -------------------
                                                           $    1,347,523
                                                       ===================

As a result of the AT&T Transactions, as of January 5, 2001, principal payments required on our debt have changed to (in thousands):

                  2001                                     $            -
                  2002                                              2,500
                  2003                                              3,750
                  2004                                             78,750
                  2005                                             81,250
                  Thereafter                                    1,901,250
                                                       -------------------
                                                           $    2,067,500
                                                       ===================

Interest Rate Swap and Collar Agreements

We enter into interest-rate swap agreements to modify the interest characteristics of our outstanding debt from a floating rate to a fixed rate basis. These agreements involve the payment of fixed rate amounts in exchange for floating rate interest receipts over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense related to the debt. The related amount payable or receivable is included in other liabilities or assets.

As of December 31, 2000 and 1999 we had entered into various interest rate swap and collar agreements effectively fixing interest rates between 4.5% and 7.0%, plus the applicable margin, on $701.0 million and $766.0 million notional value of debt. These agreements expire between December 2001 and July 2003.

                               INSIGHT MIDWEST, LP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

H. @Home Warrants

Under distribution agreements with At Home Corporation, a high-speed internet access service provider ("@Home"), we provide high-speed Internet access to subscribers over our network in certain of our cable television systems. In connection with the acquisition of the Kentucky systems, Insight Kentucky obtained agreements whereby @Home issued warrants, effective January 1, 1999, to Insight Kentucky to purchase shares of @Home Series A Common Stock ("@Home Stock") at an exercise price of $5.25 per share as adjusted for a two-for-one stock split which occurred on June 17, 1999. The warrants become vested and exercisable, subject to certain forfeiture and other conditions, based on obtaining specified numbers of @Home subscribers through December 31, 2001. If Insight Kentucky were to meet the target number of @Home subscribers through December 31, 2001, as set forth in the agreement, 180,267 warrants would become vested and exercisable. We have not recognized any income related to the warrants for the years ended December 31, 2000 or 1999.

I. Financial Instruments

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. We maintain cash and cash equivalents with various financial institutions. These financial institutions are located throughout the country and our policy is designed to limit exposure to any one institution. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising our customer base.

Fair Value

We used the following methods and assumptions in estimating our fair value disclosures for financial instruments:

Cash equivalents and accounts receivable: The carrying amount reported in the balance sheet for cash equivalents and accounts receivable approximates fair value.

Debt: The carrying amounts of our borrowings under our credit arrangements approximate fair value as they bear interest at floating rates. The fair value of Insight Midwest's 9 3/4% Senior Notes as of December 31, 2000 was $198.5 million. The fair value of Insight Midwest's 10 1/2% Senior Notes as of December 31, 2000 was $515.0 million.

Interest rate swap agreements: The fair value of swap agreements are not recognized in the financial statements. The fair value (cost) to us if we would have disposed of such swap agreements would have been $(1.9) million and $7.2 million as of December 31, 2000 and 1999.

                               INSIGHT MIDWEST, LP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

J. Related Party Transactions

Through November 1999, we had an agreement with Media One that enabled us to obtain certain services (principally pay and basic cable programming services) and equipment at rates lower than those that would be available from independent parties. In each of the years ended December 31, 1999 and 1998, programming and other operating costs include $200,000 of expenses for programming services paid directly to Media One.

In addition, we purchase substantially all of our pay television and other programming for the Indiana and Kentucky Systems from affiliates of AT&T Broadband. Charges for such programming were $56.7 million and $29.6 million for the years ended December 31, 2000 and 1999. As of December 31, 2000 and 1999, $9.8 million and $10.4 million of accrued programming costs were due to affiliates of AT&T Broadband. We believe that the programming rates charged by affiliates of AT&T Broadband are lower than those available for independent parties.

Telephony Agreements

On July 17, 2000, we entered into definitive agreements with AT&T Broadband, LLC for the provision by AT&T Broadband of all-distance telephone service utilizing our cable infrastructures under the AT&T brand name. Telephony revenues are to be attributed to AT&T Broadband who, in turn, will pay us a monthly per line access fee. AT&T Broadband will also pay us for marketing, installation and billing support. AT&T Broadband would be required to install and maintain the necessary switching equipment and would be the local exchange carrier of record. It is expected that we will market the telephone services both independently and as part of a bundle of services.

K. 401(k) Plan

Through our subsidiaries, Insight Indiana and Insight Kentucky, we sponsor a savings and investment 401(k) Plan (the "Plan") for the benefit of our employees. All employees who have completed six months of employment and have attained age 18 are eligible to participate in the Plan. We make matching contributions equal to a portion of the employee's contribution up to 5% of the employee's wages. During 2000 and 1999, we matched contributions of $661,000 and $302,000.

                               INSIGHT MIDWEST, LP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

L. Commitments and Contingencies

Operating Lease Agreements

We lease and sublease equipment and office space under various operating lease arrangements expiring through December 31, 2015. Future minimum rental payments required under operating leases as of December 31, 2000 are as follows (in thousands):

         2001                                       $   1,730
         2002                                           1,315
         2003                                           1,156
         2004                                             772
         2005                                             501
         Thereafter                                       264
                                            -----------------
         Total                                      $   5,738
                                            =================

Rental expense for the years ended December 31, 2000 and 1999 was $2.1 million and $1.2 million.

Litigation

Insight Kentucky and certain prior owners of the Kentucky systems have been named in class actions regarding the pass through of state and local property tax charges to customers by the prior owners of the Kentucky systems. The plaintiffs seek monetary damages and the enjoinment of the collection of such taxes. The classes have not been certified. We believe that the Kentucky systems have substantial and meritorious defenses to these claims.

We are subject to other various legal proceedings that arise in the ordinary course of business. While it is impossible to determine with certainty the ultimate outcome of these matters, it is our opinion that the resolution of these matters will not have a material adverse affect on our consolidated financial condition.

M. Subsequent Events

Cable System Acquisitions

On January 11, 2001, we acquired Cable One, Inc.'s, Greenwood, Indiana cable system serving approximately 14,800 customers for $62.0 million. The purchase price will be allocated to the cable television assets acquired in relation to their fair values as increases in property and equipment and franchise costs.

Debt Offering

On February 6, 2001, Insight Communications Company, Inc. ("Insight Inc.") completed a $400.0 million offering of 12 1/4% Senior Discount Notes due in February 2011. These notes were issued at a discount to their principal amount at maturity resulting in gross proceeds to Insight Inc. of $220.1 million. Insight Inc. utilized $20.2 million of the proceeds to repay an outstanding inter-company loan from us, which Insight Inc. incurred in connection with the AT&T Transactions.

                         REPORT OF INDEPENDENT AUDITORS

The Members
Insight Communications of Indiana, LLC

     We have audited the accompanying balance sheet of Insight Communications of Indiana, LLC as of December 31, 1998 and the related statements of operations and members' equity, and cash flows for the period from November 1, 1998 (date of inception) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Insight Communications of Indiana, LLC, at December 31, 1998 and the results of its operations and its cash flows for the period from November 1, 1998 (date of inception) through December 31, 1998, in conformity with accounting principles generally accepted in the United States.

                                          Ernst & Young LLP

New York, New York
March 31, 1999

                     INSIGHT COMMUNICATIONS OF INDIANA, LLC
                                 BALANCE SHEET
                               December 31, 1998
                                 (in thousands)

                               Assets

Cash and cash equivalents............................................ $ 19,493
Trade accounts receivable, net of allowance for doubtful accounts of
   $339..............................................................    6,701
Prepaid expenses and other...........................................      651
Fixed assets, net....................................................  129,776
Intangible assets, net...............................................  367,029
Deferred financing costs, net of amortization........................    3,682
                                                                      --------
                                                                      $527,332
                                                                      ========

                   Liabilities and Members' Equity

Accounts payable..................................................... $ 12,467
Accrued expenses and other liabilities...............................    4,324
Interest payable.....................................................    5,824
Due to Tele-Communications, Inc......................................      522
Debt.................................................................  460,000
                                                                      --------
  Total liabilities..................................................  483,137
Members' equity......................................................   44,195
                                                                      --------
                                                                      $527,332
                                                                      ========

                            See accompanying notes.

                     INSIGHT COMMUNICATIONS OF INDIANA, LLC
                  STATEMENT OF OPERATIONS AND MEMBERS' EQUITY
                      For the period from November 1, 1998
                 (date of inception) through December 31, 1998
                                 (in thousands)

Revenue................................................................ $23,925
Costs and expenses:
  Programming and other operating costs................................   6,206
  Selling, general and administrative..................................   4,653
  Depreciation and amortization........................................  13,998
                                                                        -------
                                                                         24,857
Loss from operations...................................................    (932)
Other income (expense):
  Interest expense.....................................................  (5,824)
  Other................................................................     (64)
                                                                        -------
Net loss...............................................................  (6,820)
Members' equity at November 1, 1998 (date of inception)................  51,015
                                                                        -------
Members' equity at December 31, 1998................................... $44,195
                                                                        =======

                            See accompanying notes.

                     INSIGHT COMMUNICATIONS OF INDIANA, LLC
                            STATEMENT OF CASH FLOWS
            For the period from November 1, 1998 (date of inception)
                           through December 31, 1998
                                 (in thousands)

Operating activities
Net loss...........................................................  $  (6,820)
Adjustments to reconcile net loss to net cash provided by operating activities:
  Depreciation and amortization....................................     13,998
  Provision for losses on trade accounts receivable................        226
  Changes in operating assets and liabilities:
   Trade accounts receivable.......................................       (552)
   Prepaid expenses and other......................................       (651)
   Accounts payable and accrued expenses...........................      7,223
   Due to Tele-Communications, Inc.................................        522
   Interest payable................................................      5,824
                                                                     ---------
Net cash provided by operating activities..........................     19,770
                                                                     ---------
Investing activities:
  Purchases of fixed assets........................................     (4,022)
  Increase in intangible assets....................................       (573)
                                                                     ---------
Net cash used in investing activities..............................     (4,595)
                                                                     ---------
Financing activities:
  Proceeds from bank credit facility...............................    460,000
  Repayment of amounts due to Tele-Communications, Inc.............   (214,552)
  Repayment of amounts due to Insight Communications Company, LP...   (237,448)
  Debt issuance costs..............................................     (3,682)
                                                                     ---------
  Net cash provided by financing activities........................      4,318
                                                                     ---------
  Cash and cash equivalents, December 31, 1998.....................  $  19,493
                                                                     ---------
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest.........................  $     --
                                                                     =========
Supplemental disclosures of significant non cash financing
   activities:
  Contribution of cable system assets by partner...................  $  44,195
                                                                     =========

                            See accompanying notes.

                     INSIGHT COMMUNICATIONS OF INDIANA, LLC
                         NOTES TO FINANCIAL STATEMENTS


A. Organization and Basis of Presentation

     Pursuant to the terms of a Contribution Agreement dated October 31, 1998, Insight Communications Company, L.P. ("Insight") and Tele-Communications, Inc. ("TCI") contributed certain of their cable television systems located in Indiana and Northern Kentucky to Insight Communications of Indiana, LLC ("Insight Indiana"), a newly formed limited liability corporation, in exchange for 50% equity interests therein. The cable television systems contributed to Insight Indiana by Insight included the Jasper and Evansville systems that were acquired by Insight from TCI on October 31, 1998 and the Noblesville, Jeffersonville and Lafayette systems. Pursuant to the terms of the Insight Indiana operating agreement (the "Operating Agreement"), Insight Indiana has a twelve year life, unless extended by TCI and Insight. In addition, the Operating Agreement states that Insight is the manager of Insight Indiana and effectively controls its board, including all of the operating and financial decisions pertaining to Insight Indiana. Accordingly, the historical carrying values of the TCI contributed systems have been increased by an amount equivalent to 50% of the difference between the fair value of the systems and their respective carrying values ($89.1 million). In addition, the historical values of the Noblesville, Jeffersonville and Lafayette systems have been increased by $44.3 million, an amount equivalent to 50% of the difference between the fair value of such systems and their respective carrying values. Furthermore, in connection with Insight's acquisition of the Jasper and Evansville systems, the historical values of such systems were increased by $112 million, an amount equivalent to the difference between the fair value of such systems and their carrying values. The aggregate step-up to fair value was allocated to the cable television assets contributed by TCI in relation to their fair values as increases in property and equipment of $58 million and franchise costs of $181.6 million. The accompanying financial statements include the results of operations of Insight Indiana from November 1, 1998 (date of inception) through December 31, 1998.

     Because Insight Indiana is a limited liability company, the liability of its members is limited to their respective investments.

B. Significant Accounting Policies

 Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Revenue Recognition

     Revenues include service fees, connection fees, and launch fees. Service fees are recorded in the month the cable television and pay television services are provided to subscribers. Connection fees are charged for the hook-up of new customers and are recognized as current revenues to the extent of direct selling costs incurred. Launch fees are deferred and amortized over the period of the underlying contract. Any fees in excess of such costs are deferred and amortized into income over the period that subscribers are expected to remain connected to the system.

                     INSIGHT COMMUNICATIONS OF INDIANA, LLC
                   NOTES TO FINANCIAL STATEMENTS--(Continued)


 Cash Equivalents

     Insight Indiana considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

 Fixed Assets

     Fixed assets are stated at cost, which includes amounts capitalized for labor and overhead expended in connection with the installation of cable television systems. Depreciation for furniture, fixtures, office equipment, buildings and equipment is computed using the straight-line method over estimated useful lives ranging from 3 to 10 years. Leasehold improvements are being amortized using the straight-line method over the remaining terms of the leases or the estimated lives of the improvements, whichever period is shorter. Management does not believe that any events or changes in circumstances indicate that the carrying amount of these long-lived assets may not be recovered.

 Intangible Assets

     Intangible assets consist of franchise costs and goodwill. Costs incurred in negotiating and renewing franchise agreements are capitalized and amortized over the life of the franchise. Franchise rights acquired through the purchase of cable television systems represent the excess of the cost of the properties acquired over the amounts assigned to the tangible assets at the date of acquisition and are amortized using the straight line method over a period of up to fifteen years. Goodwill is amortized using the straight-line method over a period of 40 years. The carrying value of intangible assets will be reviewed if facts and circumstances suggest that they may be impaired. If this review indicates that the intangible assets will not be recovered from the undiscounted future cash flows of the individual system comprising Insight Indiana, the carrying value of such intangible assets would be considered impaired and will be reduced by a charge to operations in the amount of the impairment. Based on its most recent analysis, management believes that no material impairment of intangible assets exists as of December 31, 1998.

 Deferred Financing Costs

     Deferred financing costs relate to costs, primarily legal fees and bank facility fees, incurred to negotiate and secure bank loans. These costs are being amortized on a straight line basis over the life of the applicable loan.

 Marketing and Promotional Costs

     Marketing and promotional costs are expensed as incurred. For the period from November 1, 1998 (date of inception) through December 31, 1998, marketing and promotional expense approximated $205,000.

 Income Taxes

     No provision has been made in the accompanying financial statements for federal, state, or local income taxes since the income or loss of Insight Indiana is reportable by the individual partners in their respective tax returns.

                     INSIGHT COMMUNICATIONS OF INDIANA, LLC
                   NOTES TO FINANCIAL STATEMENTS--(Continued)


 Impact of Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). Insight Indiana expects to adopt the Statement effective January 1, 2000. The Statement will require Insight Indiana to recognize all derivatives on the balance sheet at fair value. Although management has not completed its assessment of the impact of SFAS No. 133 on its results of operations, and financial position, management does not anticipate that the adoption of this Statement will be material.

C. Fixed Assets

     Fixed assets consist of:

                                                                   December 31,
                                                                       1998
                                                                  --------------
                                                                  (in thousands)
      Land, buildings and improvements...........................    $  4,010
      Cable television equipment.................................     149,194
      Furniture, fixtures and office equipment...................       6,681
                                                                     --------
                                                                      159,885
      Less accumulated depreciation and amortization.............     (30,109)
                                                                     --------
                                                                     $129,776
                                                                     ========

D. Intangible Assets

     Intangible assets consist of:

                                                                   December 31,
                                                                       1998
                                                                  --------------
                                                                  (in thousands)
      Franchise rights...........................................    $378,631
      Goodwill...................................................         930
                                                                     --------
                                                                      379,561
      Less accumulated amortization..............................     (12,532)
                                                                     --------
                                                                     $367,029
                                                                     ========

E. Debt

     Debt consists of:

                                                                   December 31,
                                                                       1998
                                                                  --------------
                                                                  (in thousands)
      Revolving credit facility..................................    $160,000
      Term loan..................................................     300,000
                                                                     --------
                                                                     $460,000
                                                                     ========

                     INSIGHT COMMUNICATIONS OF INDIANA, LLC
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

     At December 31, 1998, Insight Indiana had a credit facility (the "Credit Facility") that provides for term loans of $300 million and for revolving credit loans of up to $250 million. The Credit Facility matures in December 2006, and contains quarterly reductions in the amount of outstanding loans and commitments commencing in March 2001. Obligations under this Credit Facility are secured by substantially all of Insight Indiana's assets. Loans under the Credit Facility bear interest at an alternate base or Eurodollar rate plus an additional margin tied to certain debt ratios of Insight Indiana. The Credit Facility requires Insight Indiana to meet certain debt financial covenants. For the two months ended December 31, 1998, average interest rates approximated 7.60%.

     At December 31, 1998 required annual principal payments under the aforementioned Credit Facility are as follows (in thousands):

      2001............................................................. $ 55,000
      2002.............................................................   74,250
      2003.............................................................   90,750
      Thereafter.......................................................  240,000
                                                                        --------
                                                                        $460,000
                                                                        ========

F. Financial Instruments

 Concentrations of Credit Risk

     Financial instruments that potentially subject Insight Indiana to significant concentrations of credit risk consist principally of cash investments and accounts receivable. Insight Indiana maintains cash and cash equivalents, with various financial institutions. Insight Indiana's policy is designed to limit exposure to any one institution. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising Insight Indiana's customer base.

     The following methods and assumptions were used by Insight Indiana in estimating its fair value disclosures for financial instruments:

     Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

     Debt: The carrying amounts of Insight Indiana's borrowings under its credit facility approximate its fair value as it bears interest at floating rates.

     The carrying amounts and fair values of Insight Indiana's financial instruments at December 31 approximate fair value.

     Insight Indiana enters into interest-rate swap agreements to modify the interest characteristics of its outstanding debt from a floating rate to a fixed rate basis. These agreements involve the payment of fixed rate amounts in exchange for floating rate interest receipts over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense

                    INSIGHT COMMUNICATIONS OF INDIANA, LLC
                  NOTES TO FINANCIAL STATEMENTS--(Continued)

related to the debt. The related amount payable to or receivable from counterparties is included in other liabilities or assets. At December 31, 1998 Insight Indiana has entered into various interest rate swap and collar agreements effectively fixing interest rates at 4.4% to 5.1% on $75 million notional value of debt. The fair values of the swap agreements are not recognized in the financial statements and approximated $.1 million at December 31, 1998.

G. 401(k) Plan

     Insight Indiana sponsors a savings and investment 401(k) Plan (the "Plan") for the benefit of its employees. All employees who have completed six months of employment and have attained age 21 are eligible to participate in the Plan. Insight Indiana makes matching contributions equal to a percentage of the employee's contribution. For the two months ended December 31, 1998, the matching contribution approximated $71,000.

H. Commitments and Contingencies

     Insight Indiana leases and subleases equipment and office space under operating lease arrangements expiring through December 31, 2015. Future minimum rental payments required under operating leases are as follows (in thousands):

      1999............................................................... $  477
      2000...............................................................    191
      2001...............................................................    143
      2002...............................................................    130
      2003...............................................................    119
      Thereafter.........................................................    378
                                                                          ------
                                                                          $1,438
                                                                          ======

     Rental expense for the two month period ended December 31, 1998 approximated $.1 million.

I. Related Party Transactions

     In addition, in connection with the Contribution Agreement (see note D), Insight Indiana purchases substantially all of its pay television and other programming from affiliates of TCI. Charges for such programming were $1.4 million for the period from November 1, 1998 through December 31, 1998. Management believes that the programming rates charged by TCI affiliates are lower than those which would be available for independent parties.

     In connection with the formation of Insight Indiana, $214.6 million and $237.5 million of intercompany debt due to TCI and Insight was assumed. During November 1998, such amounts were repaid. Insight Indiana pays Insight a management fee equivalent to 3% of its revenue. For the two month period ended December 31, 1998, such management fee approximated $.7 million.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Insight Communications Company, Inc.

     We have audited the accompanying combined balance sheets of the Noblesville IN, Jeffersonville IN and Lafayette IN cable television systems (collectively the "Combined Systems") included in Insight Communications Company, L.P., as of October 31, 1998, and the related combined statements of operations, changes in net assets, and cash flows for the year ended December 31, 1997 and the period from January 1, 1998 to October 31, 1998. These combined financial statements are the responsibility of the Combined Systems' management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Combined Systems, included in Insight Communications Company, L.P., October 31, 1998, and the combined results of their operations and their cash flows for the year ended December 31, 1997 and the period from January 1, 1998 to October 31, 1998, in conformity with accounting principles generally accepted in the United States.

                                          Ernst & Young LLP

New York, New York
September 13, 1999

              NOBLESVILLE IN, JEFFERSONVILLE IN, AND LAFAYETTE IN
                            CABLE TELEVISION SYSTEMS
                            COMBINED BALANCE SHEETS
                                 (in thousands)

                                                                   October 31,
                                                                      1998
                                                                   -----------
                              Assets

Cash and cash equivalents.........................................  $    291
Trade accounts receivable, net of allowance for doubtful accounts
   of $40.........................................................     1,456
Prepaid expenses..................................................       141
Fixed assets, net.................................................    59,304
Intangible assets, net............................................    55,194
                                                                    --------
Total assets......................................................  $116,386
                                                                    ========

                    Liabilities and Net Assets

Accounts payable..................................................  $  3,085
Accrued expenses and other liabilities............................     2,729
                                                                    --------
Total liabilities.................................................     5,814
Net assets........................................................   110,572
                                                                    --------
Total Liabilities and Net Assets..................................  $116,386
                                                                    ========

                            See accompanying notes.

              NOBLESVILLE IN, JEFFERSONVILLE IN, AND LAFAYETTE IN
                            CABLE TELEVISION SYSTEMS
                       COMBINED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                                      Ten months
                                                          Year ended    ended
                                                         December 31, October 31
                                                             1997        1998
                                                         ------------ ----------
Revenue.................................................   $22,055     $33,486
Costs and expenses:
  Programming and other operating costs.................     5,852       9,028
  Selling, general and administrative...................     3,296       5,203
  Depreciation and amortization.........................     5,498      10,790
                                                           -------     -------
                                                            14,646      25,021
  Operating income......................................     7,409       8,465
  Other expense.........................................       (26)        (27)
                                                           -------     -------
  Net income............................................   $ 7,383     $ 8,438
                                                           =======     =======

                            See accompanying notes.

              NOBLESVILLE IN, JEFFERSONVILLE IN, AND LAFAYETTE IN
                            CABLE TELEVISION SYSTEMS
                  COMBINED STATEMENTS OF CHANGES IN NET ASSETS
                                 (in thousands)

Balance at January 1, 1997............................................ $ 14,751
Effect of cable system exchange (see Note A)..........................   80,000
Net income............................................................    7,383
                                                                       --------
Balance at December 31, 1997..........................................  102,134
Net income............................................................    8,438
                                                                       --------
Balance at October 31, 1998........................................... $110,572
                                                                       ========

                            See accompanying notes.

              NOBLESVILLE IN, JEFFERSONVILLE IN, AND LAFAYETTE IN
                            CABLE TELEVISION SYSTEMS
                       COMBINED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                   Ten months
                                                       Year ended     ended
                                                      December 31, October 31,
                                                          1997        1998
                                                      ------------ -----------
Operating activities
Net income...........................................   $  7,383    $  8,438
Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization......................      5,497      10,790
  Provision for losses on trade accounts receivable..        192         281
  Changes in operating assets and liabilities:
   Trade accounts receivable.........................       (686)       (939)
   Prepaid expenses and other assets.................       (349)        376
   Accounts payable..................................        846        1665
   Accrued expenses and other liabilities............        456         994
                                                        --------    --------
Net cash provided by operating activities............     13,339      21,605
                                                        --------    --------
Investing activities
Purchases of fixed assets............................    (17,246)    (21,432)
Increase in intangible assets........................     (8,645)        (25)
                                                        --------    --------
Net cash used in investing activities................    (25,891)    (21,457)
                                                        --------    --------
Financing activities
Net proceeds from system exchange....................     12,588         --
                                                        --------    --------
Net cash provided by financing activities............     12,588         --
                                                        --------    --------
Net increase in cash and cash equivalents............         36         148
Cash and cash equivalents, beginning of period.......        107         143
                                                        --------    --------
Cash and cash equivalents, end of period.............   $    143    $    291
                                                        ========    ========

                            See accompanying notes.

              NOBLESVILLE IN, JEFFERSONVILLE IN, AND LAFAYETTE IN
                            CABLE TELEVISION SYSTEMS
                     NOTES TO COMBINED FINANCIAL STATEMENTS

A. Description of Business and Basis of Presentation

 Description of Business

     The cable television systems operating in the metropolitan areas of Noblesville, IN; Jeffersonville, IN; and Lafayette, IN (the "Combined Systems") are principally engaged in the cable television business under non-exclusive franchise agreements, which expire at various times beginning in 1999. Through October 31, 1998 the Combined Systems were owned by Insight Communications Company, L.P. (the "Partnership").

 Basis of Presentation

     The accompanying combined financial statements of the Combined Systems reflect the "carved out" historical financial position, results of operations, changes in net assets and cash flows of the operations of the Combined Systems as if they had been operating as a separate company. Significant intercompany accounts and transactions between the Combined Systems have been eliminated. Significant accounts and transactions with the Partnership and its affiliates are disclosed as related party transactions (See Note C). Effective December 16, 1997 the Partnership exchanged its Phoenix, Arizona system ("Phoenix") servicing 36,250 subscribers for Cox Communications, Inc.'s Lafayette, Indiana system ("Lafayette") servicing approximately 38,100 subscribers. In addition to the Lafayette system received, the Partnership received $12.6 million in cash. The Lafayette purchase price ($80 million) was allocated to the cable television assets acquired in relation to their fair values as increases in property and equipment of $22.4 million and franchise costs of $56.6 million. Purchase price adjustments for differences in working capital between the Phoenix and Lafayette systems were not significant.

     Accordingly, the results of operations of the Layafette system are included in the accompanying financial statements from the date of acquisition.

     The pro forma unaudited results of operations of the Combined Systems for the year ended December 31, 1997 assuming the acquisition of the Lafayette system occurred on January 1, 1997 is as follows (in thousands):

      Revenues......................................................... $40,203
      Income before extraordinary item.................................  10,932
      Net income.......................................................  10,932

     Effective as of October 31, 1998, the Combined Systems' financial statements reflect the new basis of accounting arising from their contribution into Insight Communications of Indiana LLC ("Insight Indiana") (See Note E).

     The combined financial statements have been adjusted to include the allocation of certain expenses incurred by the Partnership on the Combined Systems' behalf, based upon the ratio of

              NOBLESVILLE IN, JEFFERSONVILLE IN, AND LAFAYETTE IN
                            CABLE TELEVISION SYSTEMS
              NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)

Combined System subscribers to total Partnership subscribers. These allocations reflect all costs of doing business that the Combined Systems would have incurred on a stand alone basis as disclosed in Note C. Management believes that these allocations are reasonable.

B. Summary of Significant Accounting Policies

 Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Concentration of Credit Risk

     A significant portion of the customer base is concentrated within the local geographical area of each of the individual cable television systems. The Combined Systems generally extend credit to customers and the ultimate collection of accounts receivable could be affected by the local economy. Management performs continuous credit evaluations of its customers and may require cash in advance or other special arrangements from certain customers. Management does not believe that there is a significant credit risk which could have a significant effect on the financial condition of the Combined Systems.

 Revenue Recognition

     Revenues include service fees, connection fees and launch fees. Service fees are recorded in the month the cable television and pay television services are provided to subscribers. Connection fees are charged for the hook-up of new customers and are recognized as current revenues to the extent of direct selling costs incurred. Launch fees are deferred and amortized over the period of the underlying contract. Any fees in excess of such costs are deferred and amortized into income over the period that subscribers are expected to remain connected to the system.

 Statement of Cash Flows

     The Combined Systems participate in a cash management system with affiliates whereby cash receipts are transferred to a centralized bank account from which centralized payments to various suppliers and creditors are made on behalf of the Combined Systems. The excess of such cash receipts over payments is included in net assets. Amounts shown as cash represent the Combined Systems' net cash receipts not transferred to the centralized account as of December 31, 1997 and October 31, 1998. For purposes of this statement, cash and cash equivalents includes all highly liquid investments purchased with original maturities of three months or less.

              NOBLESVILLE IN, JEFFERSONVILLE IN, AND LAFAYETTE IN
                            CABLE TELEVISION SYSTEMS
              NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)


 Fixed Assets

     Fixed assets are stated at cost, which includes amounts capitalized for labor and overhead expanded in connection with the installation of cable television systems. Depreciation is computed using the straight-line method over estimated useful lives ranging from 5 to 10 years. Management does not believe that any events or changes in circumstances indicate that the carrying value of these long-lived assets may not be recovered. Fixed assets consist of the following:

                               December 31, October 31,
                                   1997        1998
                               ------------ -----------
                                    (in thousands)
      Land, buildings and
         improvements.........   $  2,243    $  2,024
      Cable television
         equipment............     53,431      75,446
      Furniture, fixtures and
         office equipment.....      1,420         894
      Less accumulated
         depreciation and
         amortization.........    (11,311)    (19,060)
                                 --------    --------
                                  $45,783    $ 59,304
                                 ========    ========

 Intangible Assets

     Intangible assets consist of franchise costs and goodwill. Costs incurred negotiating and renewing franchise agreements are capitalized and amortized over the life of the franchise. Franchise rights acquired through the purchase of cable television systems represent the excess cost of the properties acquired over the amounts assigned to the tangible assets at the date of acquisition. During 1997 and 1998, the Combined Systems amortized cable television franchises over periods up to 15 years using the straight-line method. The carrying value of intangible assets, will be reviewed if facts and circumstances suggest that that they may be impaired. Upon a determination that the carrying value of intangible assets will not be recovered from the undiscounted future cash flows of the acquired business, the carrying value of such intangible assets would be considered impaired and would be reduced by a charge to operations in the amount of the impairment. Based on its recent analysis, management believes that no material impairment of long-lived assets exists at October 31, 1998.

 Income Taxes

     As a U.S. partnership, the Partnership is not subject to federal and most state income taxes and, therefore, no income taxes are recorded in the accompanying financial statements.

C. Related Parties

     In the normal course of business, the Combined Systems had various transactions with the Partnership and its affiliates, generally on terms resulting from a negotiation between the affected units that in management's view resulted in reasonable allocations.

              NOBLESVILLE IN, JEFFERSONVILLE IN, AND LAFAYETTE IN
                            CABLE TELEVISION SYSTEMS
              NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)


     The assets of the Combined Systems serve as security under the Partnership's lending agreements. No amount of interest charged under these agreements has been allocated to the Combined Systems' operations. Interest expense on a consolidated basis for the Partnership was approximately $16.0 million and $28.1 million for the years ended December 31, 1997 and 1998, respectively.

     Included in the Combined Systems' operating expenses are charges for programming and promotional services provided by the Partnership. These charges are based on customary rates and are in the ordinary course of business. For the year ended December 31, 1997 and the ten months ended October 31, 1998 these charges totaled $4.3 million and $7.2 million, respectively.

D. Commitment and Contingencies

     The Combined Systems had rental expense of approximately $83,000 and $112,000 for the year ended December 31, 1997 and the ten months ended October 31, 1998, respectively, under various lease agreements for offices, utility poles, warehouses and computer equipment. Future minimum rental payments required under operating leases over the next five years are as follows:

                                                                  (in thousands)
                                                                  --------------
      1999.......................................................    $40,831
      2000.......................................................      1,150
      2001.......................................................        500
      2002.......................................................        500
      2003.......................................................        500
      Thereafter.................................................      1,208
                                                                     -------
                                                                     $44,689
                                                                     =======

E. Subsequent Event (Unaudited)

     Effective October 31, 1998, the Partnership and Tele-Communications, Inc. ("TCI") entered into a contribution agreement ("Contribution Agreement"). Pursuant to the terms of the Contribution Agreement, the Partnership and TCI contributed certain of their cable television systems located in Indiana and Northern Kentucky to Insight Communications of Indiana, LLC ("Insight Indiana") in exchange for 50% equity interests therein. All three of the Combined Systems were contributed into Insight Indiana effective October 31, 1998. The Partnership recognized a gain of $44.3 million on the contribution of the Combined Systems to Insight Indiana, equivalent to 50% of the difference between the carrying value of such systems and their fair value.