Form 10-K/A
period 2000-12-31
INSIGHT MIDWEST LP; INSIGHT CAPITAL INC
filed 2001-04-26
CIK 1110458, 1110456

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

                                    Midwest
                                    -------

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

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

       Our revolving credit and term loan agreements bear interest at floating rates. Accordingly, we are exposed to potential losses related to changes in interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. In order to manage our exposure to interest rate risk, we enter into derivative financial instruments, typically interest rate swaps and collars. The counterparties to our swap and collar agreements are major financial institutions. As of December 31, 2000, our interest rate swap and collar agreements expire in varying amounts through 2002.

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

       As of December 31, 2000, we had entered into interest rate swaps that approximated $701.0 million, or 95.4%, of our borrowings under all of our credit facilities. A significant portion of such interest rate swaps were kept in place as of December 31, 2000 in anticipation of a need to hedge additional borrowings incurred in connection with our refinancing on January 5, 2001, the effects of which are mentioned below. Accordingly, a hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense by approximately $299.0 million. These statistics are not necessarily indicative of our current interest rate exposure, as these facilities were replaced by the Midwest Holdings credit facility on January 5, 2001 in connection with the Transactions which resulted in an increase in our outstanding borrowings.

       As of January 5, 2001, primary market risk exposures and methods for managing such exposures had not changed. Additionally, the notional amount of our interest rate swaps was also unchanged at approximately $701.0 million or 51% of our borrowings under all our credit facilities. Accordingly, a hypothetical 100 basis points increase in interest rates along the entire interest rate yield curve would increase our projected interest expense by approximately $6.7 million for the year ending December 31, 2001.

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

                                    Midwest
                                    -------

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

Noblesville, Indiana, Jeffersonville, Indiana, and Lafayette, Indiana Cable
Television Systems
  Report of Independent Auditors--Ernst & Young LLP                                  F-26
  Combined Balance Sheet at October 31, 1998                                         F-27
  Combined Statements of Operations for the year ended December 31, 1997
    and for the period January 1, 1998 to October 31, 1998                           F-28
  Combined Statements of Changes in Net Assets for the year ended December 31,
    1997 and for the period January 1, 1998 to October 31, 1998                      F-29
  Combined Statements of Cash Flows for the year ended December 31, 1997
    and for the period January 1, 1998 to October 31, 1998                           F-30
  Notes to Combined Financial Statements                                             F-31
Insight Capital, Inc.
  Report of Independent Auditors--Ernst & Young LLP                                  F-35
  Balance Sheets as of December 31, 2000 and 1999                                    F-36
  Notes to Balance Sheets                                                            F-37

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

   10.9         Indenture relating to 9 3/4% senior notes of Registrants, dated as of October 1, 1999 (7)

   10.10        Indenture relating to 10 1/2% senior notes of Registrants, dated as of November 6, 2000 (6)

   10.11        Indenture relating to 10% senior notes of Coaxial Communications of Central Ohio, Inc. and Phoenix Associates, dated as of August 21, 1998 (8)

   10.12        Indenture relating to 12 7/8% senior discount notes of Coaxial
                   LLC and Coaxial Financing Corp., dated as of August 21, 1998
                   (9)

   10.13        Cable Facilities Lease Agreement, dated July 17, 2000, among
                  AT&T Broadband, LLC, Registrant and certain of Registrant's affiliates (portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment) (2)

    21.1        Subsidiaries of Registrants (previously filed)


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

                               INSIGHT MIDWEST, L.P.
                               By: Insight Communications Company, L.P., its general partner
                               By: Insight Communications Company, Inc., its general partner


Date: April 26, 2001           By: /s/ Michael S. Willner
                                   ---------------------------------
                                   Michael S. Willner, President and
                                   Chief Executive Officer

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             INSIGHT CAPITAL, INC.


Date: April 26, 2001         By: /s/ Michael S. Willner
                                 ------------------------------------------
                                     Michael S. Willner, President and
                                     Chief Executive Officer

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

Effective January 1, 2000, we changed the estimated useful lives of fixed assets which related to our recent rebuild program. The changes in estimated useful lives were made to reflect our evaluation of the economic lives of the newly rebuilt plant in conjunction with industry practice. The weighted average useful lives of such fixed assets changed from approximately 5 years to approximately 11 years. This change was made on a prospective basis and resulted in a reduction of our net loss for the year ended December 31, 2000 of $19.4 million.

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

In April 2000, we completed an exchange offer pursuant to which the 9 3/4% Senior Notes were exchanged for identical notes registered under the Securities Act of 1933. Insight Capital, Inc., a wholly-owned subsidiary of us, was a co-issuer of the Senior Notes. Insight Capital, Inc. has only nominal assets and does not conduct any operations.

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

                        Report of Independent Auditors

The Shareholders
Insight Capital, Inc.

We have audited the accompanying balance sheets of Insight Capital, Inc. (the "Company") as of December 31, 2000 and 1999. The balance sheets are the responsibility of the Company's management. Our responsibility is to express an opinion on these balance sheets based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheets are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheets. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the balance sheets referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States.

As indicated in Note 1, the Company has no operations. Its ability to satisfy debt and other obligations is dependent upon funding from related entities, which are under the common control of the owners of the Company.

                                               /s/ Ernst & Young LLP
New York, New York
March 12, 2001

                             INSIGHT CAPITAL, INC.
                                BALANCE SHEETS

                                                                                December 31,
                                                                            2000           1999
                                                                        -----------------------
Assets
Cash                                                                      $1,000         $1,000
                                                                        -----------------------
 Total assets                                                             $1,000         $1,000
                                                                        =======================

Liabilities and shareholders' equity
Senior notes (to be paid by Insight Midwest L.P. - See Note 2)            $    -         $    -

Shareholders' equity:
Common stock; $.01 par value; 1,000 shares authorized, issued
 and outstanding                                                              10             10

Additional paid in capital                                                   990            990
                                                                        -----------------------
 Total liabilities and shareholders' equity                               $1,000         $1,000
                                                                        =======================

                            See accompanying notes

                            INSIGHT CAPITAL, INC.
                      NOTES TO BALANCE SHEETS (CONTINUED)


1. Nature of Business

Insight Capital, Inc. (the "Company"), a Delaware corporation, was formed on September 23, 1999, for the sole purpose of being a co-issuer of the senior notes described in Note 2, which allows certain investors the ability to be holders of the debt. The Company has no operations. The outstanding shares of the Company are owned by Insight Midwest L.P. ("Insight Midwest").


2. Notes Payable

On October 1, 1999, the Company and Insight Midwest completed a $200.0 million offering of 9 3/4% senior notes due in October 2009. The proceeds of the offering were used to repay certain debt of Insight Midwest. Interest payments on these Senior Notes, which commenced on April 1, 2000, are payable semi-annually on April 1 and October 1.

In April 2000, Insight Midwest completed an exchange offer pursuant to which the 9 3/4% Senior Notes were exchanged for identical notes registered under the Securities Act of 1933.

On November 6, 2000, the Company and Insight Midwest completed a $500.0 million offering of 10 1/2% senior notes due in November 2010. Insight Midwest received proceeds of $487.5 million, net of an underwriting fee of $5.0 million and a bond discount of $7.5 million. The proceeds of the offering were used to repay certain debt of Insight Midwest. Interest payments on these Senior Notes, which commence on May 1, 2001, are payable semi-annually on May 1 and November 1.


The 9 3/4% Senior Notes and 10 1/2% Senior Notes are redeemable on or after October 1, 2004 and November 1, 2005, respectively. In addition, Insight Midwest can redeem up to 35% of the 9 3/4% Senior Notes and 10 1/2% Senior Notes prior to October 1, 2002 and November 1, 2005, respectively, with the net proceeds from certain sales of Insight Midwest's equity. Each holder of the Senior Notes may require redemption of all or part of that holder's notes upon certain changes of control. All future funding on the Senior Notes, including principal and interest payments, are dependent upon the operating results of Insight Midwest LP The Senior Notes are general unsecured obligations and are subordinate to all Insight Midwest's liabilities, the amounts of which were $770.5 million and $1.1 billion as of December 31, 2000 and 1999. The Senior Notes contain certain financial and other debt covenants.