Form 10-Q
period 2001-03-31
INSIGHT MIDWEST LP; INSIGHT CAPITAL INC
filed 2001-05-15
CIK 1110458, 1110456

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

                        Commission file numbers 333-33540
                                                333-33540-1

                             -----------------------

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

        Registrants' telephone number, including area code: 917-286-2300

                             -----------------------

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

     Insight Midwest, L.P.      - Not Applicable
     Insight Capital, Inc.      - Not Applicable

================================================================================

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States. However, in our opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2000.

                             INSIGHT MIDWEST, L.P.
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                        March 31,         December 31,
                                                                                           2001               2000
                                                                                     --------------------------------------
Assets                                                                                 (unaudited)          (Note 2)
Cash and cash equivalents                                                             $        3,040   $        5,735
Trade accounts receivable, net of allowance for doubtful accounts
   of $1,313 and $979 as of March 31, 2001 and December 31, 2000                              21,165           13,686
Launch funds receivable                                                                       11,124           13,077
Prepaid expenses and other assets                                                              5,793            8,922
                                                                                     --------------------------------------
   Total current assets                                                                       41,122           41,420

Fixed assets, net                                                                          1,006,937          681,490
Intangible assets, net                                                                     2,451,328          950,299
Deferred financing costs, net of accumulated amortization
   of $1,595 and $2,962 as of March 31, 2001 and December 31, 2000                            27,771           26,338
                                                                                     --------------------------------------
   Total assets                                                                       $    3,527,158   $    1,699,547
                                                                                     ======================================
Liabilities and partners' capital
Accounts payable                                                                      $       34,168   $       38,575
Accrued expenses and other liabilities                                                        14,469            3,320
 Accrued property taxes                                                                       15,458           11,699
 Accrued programming costs                                                                    38,285           23,208
 Deferred revenue                                                                              3,982            3,284
Interest payable                                                                              39,425           19,919
Preferred interest distribution payable                                                        1,750                -
Due to affiliates                                                                             16,727            4,047
                                                                                     --------------------------------------
   Total current liabilities                                                                 164,264          104,052

Deferred revenue                                                                              14,677           11,535
Preferred interests                                                                          181,547                -
Debt                                                                                       2,096,808        1,347,523
Other non-current liabilities                                                                 11,666                -
                                                                                     --------------------------------------
   Total liabilities                                                                       2,468,962        1,463,110

Partners' capital                                                                          1,058,196          236,437
                                                                                     --------------------------------------
   Total liabilities and partners' capital                                            $    3,527,158   $    1,699,547
                                                                                     ======================================

                             See accompanying notes

                             INSIGHT MIDWEST, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                                 (in thousands)

                                                                                          Three months ended March 31,
                                                                                           2001                  2000
                                                                                   -------------------------------------------
Revenue                                                                              $     168,151         $      92,503
Operating costs and expenses:
   Programming and other operating costs                                                    54,204                28,280
   Selling, general and administrative                                                      34,625                20,654
   Management fees                                                                           4,939                 2,678
   Depreciation and amortization                                                            85,770                46,128
                                                                                   -------------------------------------------
Total operating costs and expenses                                                         179,538                97,740

Operating loss                                                                             (11,387)               (5,237)

Other income (expense):
   Interest expense                                                                        (47,755)              (25,966)
   Interest income                                                                             418                   267
   Other                                                                                      (230)                   29
                                                                                   -------------------------------------------
Total other expense, net                                                                   (47,567)              (25,670)

Net loss before extraordinary item                                                         (58,954)              (30,907)

Extraordinary loss from early extinguishment of debt (Note 6)                              (10,315)                    -
                                                                                   -------------------------------------------

Net loss                                                                                   (69,269)              (30,907)
Accrual of preferred interests                                                              (4,766)                    -
                                                                                   -------------------------------------------
Net Loss attributable to common interests                                            $     (74,035)        $     (30,907)
                                                                                   ===========================================

                             See accompanying notes

                             INSIGHT MIDWEST, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                                                            Three months ended March 31,
                                                                                             2001                  2000
                                                                                     --------------------------------------------
Operating activities:
Net loss                                                                                $  (69,269)           $   (30,907)
Adjustments to reconcile net loss to net cash provided
by operating activities:
     Depreciation and amortization                                                           85,770                46,128
     Extraordinary loss from early extinguishments of debt                                   10,315                     -
     Provision for losses on trade accounts receivable                                        2,449                 1,567
     Amortization of bond discount                                                              185                     -
     Changes in operating assets and liabilities, net of the effects of acquisitions:
       Trade accounts receivable                                                             (1,995)                1,809
       Launch funds receivable                                                                4,969                     -
       Prepaid expenses and other assets                                                      4,350                (1,138)
       Accounts payable                                                                     (10,723)                8,649
       Accrued expenses and other liabilities                                                48,726                 2,291
                                                                                     --------------------------------------------
Net cash provided by operating activities                                                    74,777                28,399
                                                                                     --------------------------------------------
Investing activities:
Purchase of fixed assets                                                                    (62,223)              (41,415)
Purchase of intangible assets                                                                     -                  (112)
Purchase of cable television systems, net of cash acquired                                  (61,982)                    -
                                                                                     --------------------------------------------
Net cash used in investing activities                                                      (124,205)              (41,527)
                                                                                     --------------------------------------------
Financing activities:
Distributions of preferred interests                                                         (7,000)                    -
Proceeds from borrowings under credit facilities                                          1,379,000                     -
Repayments of credit facilities                                                            (654,900)                    -
   Repayment of debt in connection with cable system transactions                          (659,165)                    -
Debt issuance costs                                                                         (11,202)                    -
                                                                                     --------------------------------------------
Net cash provided by financing activities                                                    46,733                     -
                                                                                     --------------------------------------------
Net decrease in cash and cash equivalents                                                    (2,695)              (13,128)
Cash and cash equivalents, beginning of period                                                5,735                35,996
                                                                                     --------------------------------------------
Cash and cash equivalents, end of period                                                $     3,040           $    22,868
                                                                                     ============================================
Supplemental disclosure of cash flow information:
Cash paid for interest                                                                  $    36,837           $    29,451

Supplemental disclosure of significant non-cash financing activities:
Contribution of cable system assets by partners                                         $ 1,787,413                     -

                             See accompanying notes

                             INSIGHT MIDWEST, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

We were formed in September 1999 to serve as the holding company and a financing vehicle for Insight Communications Company, Inc.'s ("Insight Inc.") cable television system joint venture with AT&T Broadband, LLC ("AT&T Broadband"). We are owned 50% by Insight Communications Company, L.P. ("Insight LP"), which is wholly-owned by Insight Inc., and 50% by AT&T Broadband, through its indirect subsidiary TCI of Indiana Holdings, LLC ("TCI").

The accompanying consolidated financial statements include the accounts of our subsidiaries that own and operate cable television systems in Illinois, Indiana, Kentucky, Ohio and Georgia.

2. Responsibility for Interim Financial Statements

Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements.

In our opinion, the consolidated financial statements reflect all adjustments considered necessary for a fair statement of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2000.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001 or any other interim period.

Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

                             INSIGHT MIDWEST, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Cable System Transactions

On January 5, 2001, we completed a series of transactions with Insight LP and certain subsidiaries of AT&T Corp. (the "AT&T Cable Subsidiaries") for the acquisition of additional cable television systems, primarily located in the state of Illinois, valued at approximately $2.2 billion (the "AT&T Transactions"), inclusive of systems valued at approximately $775.8 million, contributed by Insight LP. The AT&T Transactions were financed through a credit facility established on January 5, 2001, the Midwest Holdings Credit Facility (Note 6). As a result of the AT&T Transactions, we acquired all of Insight LP's wholly-owned systems serving approximately 280,000 customers, including systems which Insight LP purchased from the AT&T Cable Subsidiaries. At the same time, we acquired from the AT&T Cable Subsidiaries systems serving approximately 250,000 customers. The purchase price was preliminarily allocated to the cable television assets acquired in relation to their estimated fair values as increases to franchise rights. The purchase price allocation will be finalized upon completion and receipt of appraisal reports.

Both Insight LP and the AT&T Cable Subsidiaries contributed their respective systems to us subject to an amount of indebtedness such that we remain equally owned by Insight LP and AT&T Broadband. Insight LP continues to serve as our general partner and manages and operates our systems. As a result of the AT&T Transactions, we currently own and operate cable television systems in Indiana, Kentucky, Illinois, Ohio and Georgia which passed approximately 2.2 million homes and served approximately 1.3 million customers as of March 31, 2001.

As a result of the AT&T Transactions, the financial results of Insight Ohio are consolidated into our financial statements effective January 1, 2001. For financing purposes, Insight Ohio is an unrestricted subsidiary under our indentures and is prohibited by the terms of its indebtedness from making distributions to us.

On January 11, 2001, we acquired Cable One, Inc.'s, Greenwood, Indiana cable television system serving approximately 14,800 customers for $62.0 million. The purchase price was allocated to the cable television assets acquired in relation to their fair values as increases in property and equipment and franchise rights.

4. Pro Forma Results of Operations

Our unaudited pro forma results of operations for the three months ended March 31, 2001 and 2000, assuming each of the acquisitions and exchanges described in
Note 3 occurred as of January 1, 2000 are as follows (in thousands):

                                         Three months ended March 31,
                                          2001                  2000
                                   --------------------- ---------------------
Revenue                                 168,359               145,888
Net loss before extraordinary
  item and accrual of preferred
  interests                             (59,605)              (57,966)
Net loss attributable to
  common interests                    $ (74,686)              (57,966)

                             INSIGHT MIDWEST, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. Long-Lived Assets

Fixed assets consist of:

                                                                   March 31,           December 31,
                                                                     2001                  2000
                                                             --------------------------------------------
                                                                           (in thousands)
Land, buildings and improvements                                $        36,679       $        15,809
Cable television equipment                                            1,284,278               857,674
Furniture, fixtures and office equipment                                 10,923                 6,844
                                                             --------------------------------------------
                                                                      1,331,880               880,327
Less accumulated depreciation and amortization                         (324,943)             (198,837)
                                                             --------------------------------------------
   Total fixed assets                                           $     1,006,937       $       681,490
                                                             ============================================
Intangible assets consist of:

                                                                   March 31,           December 31,
                                                                     2001                  2000
                                                             --------------------------------------------
                                                                           (in thousands)
Franchise rights                                                $     2,673,437       $     1,086,647
Goodwill                                                                  3,237                 1,190
                                                             --------------------------------------------
                                                                      2,676,674             1,087,837
Less accumulated amortization                                          (225,346)             (137,538)
                                                             --------------------------------------------
   Total intangible assets                                      $     2,451,328       $       950,299
                                                             ============================================

6. Debt

Debt consists of:

                                                                   March 31,           December 31,
                                                                     2001                  2000
                                                             --------------------------------------------
                                                                           (in thousands)
Insight Ohio Credit Facility                                    $        25,000       $             -
Insight Midwest Holdings Credit Facility                              1,379,000                     -
Insight Indiana Credit Facility                                               -               298,600
Insight Kentucky Credit Facility                                              -               356,300
Insight Midwest 9 3/4% Senior Notes                                     200,000               200,000
Insight Midwest 10 1/2% Senior Notes                                    500,000               500,000
                                                             --------------------------------------------
                                                                      2,104,000             1,354,900
Unamortized discount on Notes                                            (7,192)               (7,377)
                                                             --------------------------------------------
      Total debt                                                $     2,096,808       $     1,347,523
                                                             ============================================

                             INSIGHT MIDWEST, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Debt (continued)

Insight Ohio Credit Facility

On January 5, 2001, in connection with the AT&T Transactions, we acquired Insight Ohio and the existing debt of Insight Ohio. Insight Ohio's credit facility (the "Ohio Credit Facility") provides for revolving credit loans of up to $25.0 million. The Ohio Credit Facility has a six-year maturity from the date of borrowings, with reductions to the amount of the commitment commencing after three years. Our obligations under the Ohio Credit Facility are secured by substantially all the assets of Insight Ohio. The Ohio Credit Facility requires Insight Ohio to meet certain financial and other debt covenants. Loans under the Ohio Credit Facility bear interest, at our option, at the prime rate or at a Eurodollar rate. In addition to the index rates, we pay an additional margin percentage tied to Insight Ohio's ratio of total debt to adjusted annualized operating cash flow.

Insight Midwest Holdings Credit Facility

On January 5, 2001, through a wholly-owned subsidiary ("Insight Midwest Holdings") which holds all of our cable television systems other than the Ohio System, we entered into a credit facility (the "Midwest Holdings Credit Facility") to finance the AT&T Transactions and to repay the outstanding indebtedness under the Indiana and Kentucky Credit Facilities. The Midwest Holdings Credit Facility expires in 2009 and provides for maximum borrowings of $1.75 billion. Obligations under this credit facility are secured by a pledge of the outstanding equity interests of Midwest Holdings and its subsidiaries.

The Midwest Holdings Credit Facility requires Insight Midwest Holdings to meet certain financial and other debt covenants. Borrowings under this credit facility bear interest at either an alternative base rate or Eurodollar rate, plus an additional margin yield to Insight Midwest Holdings' leverage ratio, of between 0.5% and 2.75%.

As a result of the repayment of the Indiana and Kentucky Credit Facilities on January 5, 2001, we recorded an extraordinary charge of $10.3 million related to the write-off of unamortized deferred financing costs related to these credit facilities.

                             INSIGHT MIDWEST, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Debt (continued)

Debt Facility Principal Payments

As of March 31, 2001, annual principal payments required on our debt are as follows (in thousands):

                  2001                                               -
                  2002                                           2,500
                  2003                                           3,750
                  2004                                          78,750
                  2005                                          81,250
                  Thereafter                                 1,937,750
                                                       -------------------
                                                        $    2,104,000
                                                       ===================

Interest Rate Swap and Collar Agreements

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended by SFAS No. 137, was adopted as of January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires us to recognize all derivatives on the balance sheet at fair value.

On January 1, 2001, our derivative financial instruments, which were obtained to manage our exposure to interest rate risk, included interest rate swap and collar agreements, which qualified as cash flow hedges. On January 1, 2001, we recorded as a component of other comprehensive income a $1.9 million transition adjustment loss representing the cumulative effect of adopting SFAS No. 133. Changes in the fair value of such cash flow hedges are recognized in stockholders' equity as a component of comprehensive income. For the three months ended March 31, 2001, the change in the fair value (loss) was $(9.8) million.

7. Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), sets forth rules for the reporting and display of comprehensive income (net income plus all other changes in net assets from non-owner sources) and its components in the financial statements. For the three months ended March 31, 2001, components of other comprehensive income consisted of interest rate swaps of $11.7 million, including the transition adjustment loss mentioned above. For the three months ended March 31, 2000, there were no components of other comprehensive income.

                             INSIGHT MIDWEST, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Related Party Transactions

We purchase substantially all of our pay television and other programming from affiliates of AT&T Broadband. Charges for such programming were $30.2 million and $13.6 million for the three months ended March 31, 2001 and 2000. As of March 31, 2001 and December 31, 2000, $23.6 million and $9.8 million of accrued programming costs were due to affiliates of AT&T Broadband. We believe that the programming rates charged by the affiliates of AT&T Broadband are lower than those available from independent parties.

9. Commitments and Contingencies

Litigation

Insight Kentucky and certain prior owners of the Kentucky Systems have been named in class actions regarding the pass-through of state and local property tax charges to customers by the prior owners of the Kentucky Systems. The plaintiffs seek monetary damages and the enjoinment of the collection of such taxes. We believe that the Kentucky Systems have substantial and meritorious defenses to these claims.

We are subject to various legal proceedings that arise in the ordinary course of business. While it is impossible to determine with certainty the ultimate outcome of these matters, it is our opinion that the resolution of these matters will not have a material adverse affect on our consolidated financial condition.

                             INSIGHT CAPITAL, INC.
                                 BALANCE SHEETS

                                                                                      March 31,         December 31,
                                                                                         2001               2000
                                                                                   --------------------------------------
Assets
Cash                                                                                  $      1,000     $      1,000
                                                                                   --------------------------------------
   Total assets                                                                       $      1,000     $      1,000
                                                                                   ======================================
Liabilities and shareholders' equity
Senior notes (to be paid by Insight Midwest L.P. - Note 3)                            $          -     $          -

Shareholders' equity:
 Common stock; $.01 par value; 1,000 shares authorized, issued and outstanding                  10               10
Additional paid in capital                                                                     990              990
                                                                                   --------------------------------------
   Total liabilities and shareholders' equity                                         $      1,000     $      1,000
                                                                                   ======================================

                             See accompanying notes

                             INSIGHT CAPITAL, INC.
                            NOTES TO BALANCE SHEETS

1. Nature of Business

Insight Capital, Inc. (the "Company"), a Delaware corporation, was formed on September 23, 1999, for the sole purpose of being a co-issuer of the senior notes described in Note 3, which allows certain investors the ability to be holders of the debt. The Company has no operations. The outstanding shares of the Company are owned by Insight Midwest, L.P. ("Insight Midwest").

2. Responsibility for Interim Financial Statements

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements.

In management's opinion, the financial statements reflect all adjustments considered necessary for a fair statement of the financial position as of the interim dates presented. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

3. Notes Payable

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

On November 6, 2000, the Company and Insight Midwest completed a $500.0 million offering of 10 1/2% senior notes due in November 2010. Insight Midwest received proceeds of $487.5 million, net of an underwriting fee of $5.0 million and a bond discount of $7.5 million. The proceeds of the offering were used to repay certain debt of Insight Midwest. Interest payments

                             INSIGHT CAPITAL, INC.
                      NOTES TO BALANCE SHEETS (CONTINUED)

3. Notes Payable (continued)

on these Senior Notes, which commence on May 1, 2001, are payable semi-annually on May 1 and November 1.

In May 2001, Insight Midwest completed an exchange offer pursuant to which the 10 1/2% Senior Notes were exchanged for identical notes registered under the Securities Act of 1933.

The 9 3/4% Senior Notes and 10 1/2% Senior Notes are redeemable on or after October 1, 2004 and November 1, 2005, respectively. In addition, Insight Midwest can redeem up to 35% of the 9 3/4% Senior Notes and 10 1/2% Senior Notes prior to October 1, 2002 and November 1, 2005, respectively, with the net proceeds from certain sales of Insight Midwest's equity. Each holder of the Senior Notes may require redemption of all or part of that holder's notes upon certain changes of control. All future funding on the Senior Notes, including principal and interest payments, are dependent upon the operating results of Insight Midwest. The Senior Notes are general unsecured obligations and are subordinate to all Insight Midwest's liabilities, the amounts of which were $1.76 billion and $770.5 million as of March 31, 2001 and December 31, 2000. The Senior Notes contain certain financial and other debt covenants.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

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

We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2000, as well as any cautionary language in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this quarterly report could have a material adverse effect on our business, operating results and financial condition.

Overview

Because of certain transactions completed over the past year, including the contribution agreement with the AT&T Cable Subsidiaries and Insight Inc. with respect to certain Illinois systems discussed below, we do not believe the discussion and analysis of our historical financial condition and results of operations below are indicative of our future performance.

On January 5, 2001, we completed a series of transactions with Insight LP and the AT&T Cable Subsidiaries (the "AT&T Transactions"). As a result of the AT&T Transactions, additional cable television systems serving approximately 530,000 customers were contributed to us. Specifically, we acquired all of Insight LP's systems not already owned by us as well as systems which Insight LP purchased from the AT&T Cable Subsidiaries (comprising in total approximately 280,000 customers). The AT&T Cable Subsidiaries contributed to us systems located in Illinois serving approximately 250,000 customers. Both Insight LP and the AT&T Cable Subsidiaries contributed their respective systems to us subject to an amount of indebtedness so that we remain equally owned by Insight LP and AT&T Broadband. Insight LP continues to serve as our general partner and manages and operates our systems.

Results of Operations

Substantially all of our revenues were earned from customer fees for cable television programming services including premium and pay-per-view services and ancillary services, such as rental of converters and remote control devices, installations and from selling advertising. In addition, we earn revenues from commissions for products sold through home shopping networks.

The following table is derived for the periods presented from our consolidated financial statements that are included in this report and sets forth certain statement of operations data for our consolidated operations.

                                                                             Three Months Ended March 31,
                                                                             2001                  2000
                                                                     --------------------- ---------------------
                                                                                   (in thousands)
Revenue                                                                 $    168,151         $      92,503
Operating costs and expenses:
     Programming and other operating costs                                    54,204                28,280
     Selling, general and administrative                                      34,625                20,654
     Management fees                                                           4,939                 2,678
     Depreciation and amortization                                            85,770                46,128
                                                                     -------------------------------------------
Total operating costs and expenses                                           179,538                97,740
                                                                     -------------------------------------------
Operating loss                                                                11,387                 5,237
EBITDA                                                                        63,838                40,920
Interest expense                                                              47,755                25,966
Net loss before extraordinary item                                            58,954                30,907
Extraordinary loss on early extinguishment of debt                            10,315                     -
Net loss                                                                      69,269                30,907
Net cash provided by operating activities                                     74,777                28,399
Net cash used in investing activities                                        124,205                41,527
Net cash provided by financing activities                                     46,733                     -

EBITDA represents earnings before interest, taxes, depreciation and amortization. Our management believes that EBITDA is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. However, EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or cash flows as a measure of liquidity, as determined in accordance with generally accepted accounting principles. EBITDA, as computed by manangement, is not necessarily comparable to similarly titled amounts of other companies. Refer to our financial statements, including our statements of cash flows, which appear elsewhere in this quarterly report.

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Revenues increased $75.6 million to $168.2 million for the three months ended March 31, 2001 compared to $92.5 million for the three months ended March 31, 2000. The increase in revenues is primarily the result of the cable television systems contributed in the AT&T Transactions, including the Ohio Systems. The incremental revenue generated by the cable television systems contributed approximated $70.0 million, which represents 92.6% of the increase in consolidated revenue. In addition, the existing systems increased revenues for digital and high-speed data by $4.6 million, a combined 106.7% growth rate.

Average monthly revenue per customer was $43.80 for the three months ended March 31, 2001 compared to $41.20 for the three months ended March 31, 2000 primarily reflecting the continued successful rollout of new product offerings in the Indiana, Kentucky and Ohio markets. Average monthly revenue per customer for high-speed data and interactive digital video increased to $3.66 for the three months ended March 31, 2001 compared to $1.81 for the comparable period in 2000. Excluding the systems acquired in the AT&T Transactions, the number of high-speed data service customers increased to 39,800 as of March 31, 2001 from 12,400 as of March 31, 2000, while digital customers increased to 136,600 as of March 31, 2001 from 54,700 as of March 31, 2000.

Programming and other operating costs increased $25.9 million to $54.2 million for the three months ended March 31, 2001 compared to $28.3 million for the three months ended March 31, 2000. The increase in programming and other operating costs is primarily the result of the cable television systems contributed in the AT&T Transactions. The incremental expense generated by the contribution of these systems approximated $23.4 million, which represents 90.1% of the increase in programming and other operating costs. Excluding these systems, programming and other operating costs increased by approximately $2.6 million or 9.9% primarily as a result of increased programming rates and additional programming carried by our existing systems.

Selling, general and administrative expenses increased $14.0 million to $34.6 million for the three months ended March 31, 2001 compared to $20.7 million for the three months ended March 31, 2000. The increase in selling, general and administrative expenses is primarily the result of the acquisition of the cable television systems contributed in the AT&T Transactions. The incremental selling, general and administrative expenses generated by the acquisition of the Illinois systems approximated $12.9 million, which represents 92.4% of the increase. Excluding these systems, these costs increased by approximately $1.1 million accounting for approximately 7.6% of the total increase, primarily reflecting increased marketing activity associated with new product introductions.

Depreciation and amortization expense increased $39.6 million to $85.8 million for the three months ended March 31, 2001 compared to $46.1 million for the three months ended March 31, 2000. The increase in depreciation and amortization expense is primarily the result of the cable television systems contributed in the AT&T Transactions. The incremental depreciation and amortization expense generated by these systems approximated $29.5 million, which represents 74.5% of the increase. Excluding these systems, depreciation and amortization increased by approximately $10.1 million or 25.5% primarily due to capital expenditures made to rebuild the existing cable equipment during previous quarters.

EBITDA increased 56.0% to $63.8 million for the three months ended March 31, 2001 as compared to $40.9 million for the three months ended March 31, 2000 for the following reasons:

     . The first full quarter of results generated by the systems contributed in the AT&T Transactions and
     . Offsetting these operating results in 2001 was a $10.3 million extraordinary loss recorded during the three months ended March 31, 2001 due to early extinguishments of debt.

Interest expense increased $21.8 million to $47.8 million for the three months ended March 31, 2001 compared to $26.0 million for the three months ended March 31, 2000. The increase in interest expense is primarily the result of higher outstanding debt required by the acquisition of the cable television systems acquired in the AT&T Transactions and funding of capital expenditures during the past year.

For the three months ended March 31, 2001, the net loss was $69.3 million for the reasons set forth above.

Liquidity and Capital Resources

Our business requires cash for operations, debt service, capital expenditures and acquisitions. The cable television business has substantial on-going capital requirements for the construction, expansion and maintenance of its broadband networks. Expenditures have primarily been used to upgrade our existing cable network, and in the future will be used for network extensions, new services, converters and network upgrades. Historically, we have been able to meet our cash requirements with cash flow from operations, borrowings under our credit facilities, issuances of private equity and accessing other public sources.

For the three months ended March 31, 2001 and March 31, 2000, we spent $62.2 million and $41.4 million in capital expenditures largely to support our plant rebuild, digital converter purchases and to a lesser extent network extensions. We will continue to incur capital expenditures particularly for success-based deployment of new services, including telephony and for the upgrade of the Illinois cable television systems, which involve the use of fiber optics and other capital projects associated with implementing our clustering strategy.

On January 5, 2001, in connection with the AT&T Transactions, Insight Midwest Holdings entered into the $1.75 billion Midwest Holdings Credit Facility from which it borrowed $663.0 million to repay the Indiana and Kentucky credit facilities and $685.0 million to finance the AT&T Transactions.

On January 5, 2001, we acquired all of the common equity interests of Insight Ohio as part of the AT&T Transactions. Insight Ohio is an unrestricted subsidiary under the indentures governing and our notes, and is prohibited by the terms of its indebtedness from making distributions to us.

As of March 31, 2001, we had aggregate consolidated indebtedness of $2.10 billion, including $1.40 billion outstanding under senior bank credit facilities. The senior bank credit facilities consisted of:

     . $1.75 billion Midwest Holdings Credit Facility maturing in 2009, which will be utilized to support Insight Midwest's operations and build-out, of which $1.38 billion was borrowed. The remaining availability of $370.0 million will be used to support the aforementioned capital expenditures; and

     . $25.0 million Insight Ohio Credit Facility maturing in 2004, which was fully-borrowed.

The weighted average interest rate for amounts outstanding under our senior credit facilities as of March 31, 2001 was 8.0%. The facilities contain covenants restricting, among other things, our ability to make capital expenditures, acquire or dispose of assets, make investments and engage in transactions with related parties. The facilities also require compliance with certain financial ratios and contain customary events of default. We believe that our credit facilities and our cash flow from operations are sufficient to support our current operating plan.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Our revolving credit and term loan agreements bear interest at floating rates. Accordingly, we are exposed to potential losses related to changes in interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. In order to manage our exposure to interest rate risk, we enter into derivative financial instruments, typically interest rate swaps and collars. The counterparties to our swap and collar agreements are major financial institutions. As of March 31, 2001, our interest rate swap and collar agreements expire in varying amounts through July 2003.

The fair market value of our long-term debt approximates its carrying value as the credit facility borrowings bear interest at floating rates of interest and current fair market value of the senior notes approximates par value. As of March 31, 2001, the estimated fair value (loss) of our interest rate swap and collar agreements was approximately $(11.7) million, which represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices and is reflected in our financial statements as other non-current liabilities. Changes in the fair value of derivative financial instruments are either recognized in income or in stockholders' equity as a component of other comprehensive income depending on whether the derivative financial instruments qualify for hedge accounting.

As of March 31, 2001, we had entered into interest rate swaps that approximated $625.0 million, or 44.5%, of our borrowings under all of our credit facilities. Accordingly, a hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense by approximately $7.8 million.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

     None

(b) Reports on Form 8-K:

We filed the following reports on Form 8-K during the three months ended March 31, 2001:

                                  Date Report
     Date of Report             Filed with SEC                                 Items Reported
-------------------------    ----------------------    ---------------------------------------------------------------
January 5, 2001              January 22, 2001          Item 2 - Acquisition or Disposition of Assets
                                                       Item 7 - Financial Statements, Pro Forma Financial
                                                                Information and Exhibits

January 5, 2001              March 23, 2001            Item 2 - Acquisition or Disposition of Assets
(Amendment No. 1)                                      Item 7 - Financial Statements, Pro Forma Financial
                                                                Information and Exhibits *

----------
* Included historical financial statements for Insight Midwest, L.P. and its predecessors, AT&T Insight Midwest Systems, systems contributed on January 5, 2001 to Insight Midwest, L.P. by Insight Communications Company, L.P., InterMedia Capital Partners VI, L.P. and Insight Communications of Central Ohio. Also included pro forma financial statements of Insight Midwest, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Date:  May ___, 2001

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