Form 10-Q/A
period 2001-03-31
INSIGHT MIDWEST LP; INSIGHT CAPITAL INC
filed 2001-06-13
CIK 1110458, 1110456

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------


                                  FORM 10-Q/A-1

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

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States. However, in our opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in our Annual Report on Form 10-K as amended for the year ended December 31, 2000.

                              INSIGHT MIDWEST, L.P.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                        March 31,         December 31,
                                                                                           2001               2000
                                                                                     --------------------------------------
                                                                                        (unaudited)          (Note 2)
Assets

Cash and cash equivalents                                                             $        3,040   $        5,735
Trade accounts receivable, net of allowance for doubtful accounts
   of $1,313 and $979 as of March 31, 2001 and December 31, 2000                              21,165           13,686
Launch funds receivable                                                                       11,124           13,077
Prepaid expenses and other assets                                                              5,793            8,922
                                                                                     --------------------------------------
   Total current assets                                                                       41,122           41,420

Fixed assets, net                                                                          1,006,937          681,490
Intangible assets, net                                                                     2,451,328          950,299
Deferred financing costs, net of accumulated amortization
   of $1,595 and $2,962 as of March 31, 2001 and December 31, 2000                            27,771           26,338
                                                                                     --------------------------------------
   Total assets                                                                       $    3,527,158   $    1,699,547
                                                                                     ======================================

Liabilities and partners' capital

Accounts payable                                                                      $       34,168   $       38,575
Accrued expenses and other liabilities                                                        14,469            3,320
Accrued property taxes                                                                        15,458           11,699
Accrued programming costs                                                                     38,285           23,208
Deferred revenue                                                                               3,982            3,284
Interest payable                                                                              39,425           19,919
Preferred interest distribution payable                                                        1,750                -
Due to affiliates                                                                             16,727            4,047
                                                                                     --------------------------------------
   Total current liabilities                                                                 164,264          104,052

Deferred revenue                                                                              14,677           11,535
Preferred interests                                                                          181,547                -
Debt                                                                                       2,096,808        1,347,523
Other non-current liabilities                                                                 11,666                -
                                                                                     --------------------------------------
   Total liabilities                                                                       2,468,962        1,463,110

Partners' capital                                                                          1,058,196          236,437
                                                                                     --------------------------------------
   Total liabilities and partners' capital                                            $    3,527,158   $    1,699,547
                                                                                     ======================================

                             See accompanying notes

                             INSIGHT MIDWEST, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                                 (in thousands)

                                                                                           Three months ended March 31,
                                                                                            2001                  2000
                                                                                   -------------------------------------------
Revenue                                                                              $     168,151         $      92,503

Operating costs and expenses:
   Programming and other operating costs                                                    54,204                28,280
   Selling, general and administrative                                                      34,625                20,654
   Management fees                                                                           4,939                 2,678
   Depreciation and amortization                                                            85,770                46,128
                                                                                   -------------------------------------------
Total operating costs and expenses                                                         179,538                97,740

Operating loss                                                                             (11,387)               (5,237)

Other income (expense):
   Interest expense                                                                        (47,755)              (25,966)
   Interest income                                                                             418                   267
   Other                                                                                      (230)                   29
                                                                                   -------------------------------------------
Total other expense, net                                                                   (47,567)              (25,670)

Net loss before extraordinary item                                                         (58,954)              (30,907)

Extraordinary loss from early extinguishment of debt (Note 6)                              (10,315)                   --
                                                                                   -------------------------------------------

Net loss                                                                                   (69,269)              (30,907)
Accrual of preferred interests                                                              (4,766)                   --
                                                                                   -------------------------------------------
Net loss attributable to common interests                                            $     (74,035)        $     (30,907)
                                                                                   ===========================================

                             See accompanying notes

                             INSIGHT MIDWEST, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                                                            Three months ended March 31,
                                                                                             2001                  2000
                                                                                     --------------------------------------------
Operating activities:

Net loss                                                                                $   (69,269)          $   (30,907)
Adjustments to reconcile net loss to net cash provided
by operating activities:
     Depreciation and amortization                                                           85,770                46,128
     Extraordinary loss from early extinguishments of debt                                   10,315                    --
     Provision for losses on trade accounts receivable                                        2,449                 1,567
     Amortization of bond discount                                                              185                    --
     Changes in operating assets and liabilities, net of the effects of acquisitions:
       Trade accounts receivable                                                             (1,995)                1,809
       Launch funds receivable                                                                4,969                    --
       Prepaid expenses and other assets                                                      4,350                (1,138)
       Accounts payable                                                                     (10,723)                8,649
       Accrued expenses and other liabilities                                                48,726                 2,291
                                                                                     --------------------------------------------
Net cash provided by operating activities                                                    74,777                28,399
                                                                                     --------------------------------------------

Investing activities:
Purchase of fixed assets                                                                    (62,223)              (41,415)
Purchase of intangible assets                                                                    --                  (112)
Purchase of cable television systems, net of cash acquired                                  (61,982)                   --
                                                                                     --------------------------------------------
Net cash used in investing activities                                                      (124,205)              (41,527)
                                                                                     --------------------------------------------

Financing activities:
Distributions of preferred interests                                                         (7,000)                   --
Proceeds from borrowings under credit facilities                                          1,379,000                    --
Repayments of credit facilities                                                            (654,900)                   --
Repayment of debt in connection with cable system transactions                             (659,165)                   --
Debt issuance costs                                                                         (11,202)                   --
                                                                                     --------------------------------------------
Net cash provided by financing activities                                                    46,733                    --
                                                                                     --------------------------------------------

Net decrease in cash and cash equivalents                                                    (2,695)              (13,128)
Cash and cash equivalents, beginning of period                                                5,735                35,996
                                                                                     --------------------------------------------
Cash and cash equivalents, end of period                                                $     3,040           $    22,868
                                                                                     ============================================

Supplemental disclosure of cash flow information:
Cash paid for interest                                                                  $    36,837           $    29,451

Supplemental disclosure of significant non-cash financing activities:
Contribution of cable system assets by partners                                         $ 1,787,413                    --



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

In our opinion, the consolidated financial statements reflect all adjustments considered necessary for a fair statement of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements contained in our Annual Report on Form 10-K as amended for the year ended December 31, 2000.

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

4. Pro Forma Results of Operations

Our unaudited pro forma results of operations for the three months ended March 31, 2001 and 2000, assuming each of the acquisitions and exchanges described in
Note 3 occurred as of January 1, 2000 are as follows (in thousands):


                                                                 Three months ended March 31,
                                                                  2001                  2000
                                                           -------------------------------------------
Revenue                                                          168,359               145,888
Net loss before extraordinary item
     and accrual of preferred interests                          (59,605)              (57,966)
Net loss attributable to common interests                        (74,686)              (57,966)

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
                                                             ============================================

6. Debt

Debt consists of:

                                                                      March 31,          December 31,
                                                                        2001                 2000
                                                             --------------------------------------------
                                                                           (in thousands)
Insight Ohio Credit Facility                                    $        25,000       $           -
Insight Midwest Holdings Credit Facility                              1,379,000                   -
Insight Indiana Credit Facility                                              --               298,600
Insight Kentucky Credit Facility                                             --               356,300
Insight Midwest 9 3/4% Senior Notes                                     200,000               200,000
Insight Midwest 10 1/2% Senior Notes                                    500,000               500,000
                                                             --------------------------------------------
                                                                      2,104,000             1,354,900
Less unamortized discount on Notes                                       (7,192)               (7,377)
                                                             --------------------------------------------
      Total debt                                                $     2,096,808       $     1,347,523
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

                             INSIGHT MIDWEST, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6. Debt (continued)

Debt Facility Principal Payments

As of March 31, 2001, annual principal payments required on our debt are as follows (in thousands):

                  2001                                              --
                  2002                                           2,500
                  2003                                           3,750
                  2004                                          78,750
                  2005                                          81,250
                  Thereafter                                 1,937,750
                                                       -------------------
                                                            $2,104,000
                                                       ===================

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

                              INSIGHT CAPITAL, INC.
                            BALANCE SHEETS - RESTATED
                                 (in thousands)


                                                                                        March 31,      December 31,
                                                                                          2001             2000
                                                                                   --------------------------------------
                                                                                       (unaudited)         (Note 3)
Assets

Cash                                                                                  $          1     $          1
Deferred financing costs, net                                                               13,102           13,468
                                                                                   --------------------------------------
   Total assets                                                                       $     13,103     $     13,469
                                                                                   ======================================
Liabilities and shareholders' deficit

Accrued interest                                                                      $     31,625     $     13,625
                                                                                   --------------------------------------
   Total current liabilities                                                                31,625           13,625

Senior notes                                                                               692,808          692,623
                                                                                   --------------------------------------
   Total liabilities                                                                       724,433          706,248

Shareholders' deficit:
 Common stock; $.01 par value; 1,000 shares authorized, issued and outstanding                  --               --
Additional paid in capital                                                                       1                1
 In-substance distribution of proceeds related to senior notes to be paid by
   Insight Midwest (Note 4)                                                               (658,430)        (658,430)
Accumulated deficit                                                                        (52,901)         (34,350)
                                                                                   --------------------------------------
   Total shareholders' deficit                                                            (711,330)        (692,779)
                                                                                   --------------------------------------
   Total liabilities and shareholders' deficit                                        $     13,103     $     13,469
                                                                                   ======================================

                             See accompanying notes

                             INSIGHT CAPITAL, INC.
                      STATEMENTS OF OPERATIONS - RESTATED
                                  (unaudited)
                                 (in thousands)


                                                                  Three months ended March 31,
                                                                2001                       2000
                                                      -----------------------------------------------------
Expenses:

Amortization                                              $        (366)            $        (193)
Interest expense                                                (18,185)                   (4,875)
                                                      -----------------------------------------------------
   Net loss                                               $     (18,551)            $      (5,068)
                                                      =====================================================

                             See accompanying notes

                              INSIGHT CAPITAL, INC.
                       STATEMENTS OF CASH FLOWS - RESTATED
                                   (unaudited)
                                 (in thousands)

                                                                            Three months ended March 31,
                                                                           2001                      2000
                                                               ----------------------------------------------------
Cash flows from operating activities:

Net loss                                                          $       (18,551)          $        (5,068)
Adjustments to reconcile net loss to net cash provided by
operating activities:
     Amortization of deferred financing costs                                 366                       193
     Interest expense paid by affiliate                                    18,185                     4,875
                                                               ----------------------------------------------------

Net cash provided by operating activities                                      --                        --
                                                               ----------------------------------------------------
Cash flows from financing activities:

Proceeds from issuance of common stock                                         --                         1
                                                               ----------------------------------------------------
Net cash provided by financing activities                                      --                         1
                                                               ----------------------------------------------------
Net increase in cash                                                           --                         1
Cash, beginning of period                                                       1                        --
                                                               ----------------------------------------------------
Cash, end of period                                               $             1           $             1
                                                               ====================================================


                             See accompanying notes

                             INSIGHT CAPITAL, INC.
                         NOTES TO FINANCIAL STATEMENTS


1. Nature of Business

Insight Capital, Inc. (the "Company"), a Delaware corporation, was formed on September 23, 1999, for the sole purpose of being a co-issuer of the senior notes described in Note 4, which allows certain investors the ability to be holders of the debt. The Company has no operations. The outstanding shares of the Company are owned by Insight Midwest, L.P. ("Insight Midwest").


2. Restatement

The accompanying financial statements have been adjusted to reflect the full amount of the Senior Notes, the proceeds of which were received by Insight Midwest in 2000 and 1999 (Note 4), deferred financing costs and related interest expense for all periods presented. The effect of the restatement was to increase total assets by $13.1 million and $13.5 million, to increase total liabilities by $724.4 million and $706.2 million and to decrease equity, representing the net in-substance distribution related to the Senior Notes, by $711.3 million and $692.8 million as of March 31, 2001 and December 31, 2000, respectively. Additionally, as a result of the restatement, the Company recorded a net loss of $18.6 million and $5.1 million, for the three months ended March 31, 2001 and 2000, respectively. Prior to the restatement, no statements of operations were presented.

3. Responsibility for Interim Financial Statements

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

In management's opinion, the financial statements reflect all adjustments considered necessary for a fair statement of the financial position as of the interim dates presented. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements contained in the Company's Annual Report on Form 10-K as amended for the year ended December 31, 2000.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

                             INSIGHT CAPITAL, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


4. Notes Payable

On October 1, 1999, the Company and Insight Midwest completed a $200.0 million offering of 9 3/4% senior notes due in October 2009. The proceeds of the offering were used to repay certain debt of Insight Midwest. Interest payments on these Senior Notes, which commenced on April 1, 2000, are payable semi-annually on April 1 and October 1.

In April 2000, the Company and Insight Midwest completed an exchange offer pursuant to which the 9 3/4% Senior Notes were exchanged for identical notes registered under the Securities Act of 1933.

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

In May 2001, the Company and Insight Midwest completed an exchange offer pursuant to which the 10 1/2% Senior Notes were exchanged for identical notes registered under the Securities Act of 1933.

The 9 3/4% Senior Notes and 10 1/2% Senior Notes are redeemable on or after October 1, 2004 and November 1, 2005, respectively. In addition, Insight Midwest can redeem up to 35% of the 9 3/4% Senior Notes and 10 1/2% Senior Notes prior to October 1, 2002 and November 1, 2005, respectively, with the net proceeds from certain sales of Insight Midwest's equity. Each holder of the Senior Notes may require redemption of all or part of that holder's notes upon certain changes of control. Although the Company is a co-issuer of the Senior Notes, it has no substantial assets or any operations and will not have access to additional sources of cash flow to make any payments on such debt. All future funding on the Senior Notes, including principal and interest payments, are dependent upon the operating results of Insight Midwest.

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

We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors listed in our Annual Report on Form 10-K as amended for the year ended December 31, 2000, as well as any cautionary language in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this quarterly report could have a material adverse effect on our business, operating results and financial condition.

Overview

Consistent with our strategy of pursuing value-enhancing transactions that fit our geographic and clustering strategy, on January 5, 2001, we completed a series of transactions with certain cable subsidiaries of AT&T Corp. that increased by 530,000 the number of customers we serve. We refer in this report to all of the preceding transactions, including related bank financing, as the "AT&T transactions." Specifically, we acquired:

     . all of Insight LP's systems not already owned by us as well as systems which Insight LP acquired from the AT&T cable subsidiaries (comprising in total approximately 280,000 customers); and

     . systems from the AT&T cable subsidiaries located in Illinois serving approximately 250,000 customers.

We acquired the systems from Insight LP and the AT&T cable subsidiaries subject to indebtedness in the amount of $685.0 million. We remain equally owned by Insight LP and AT&T Broadband. Insight LP continues to serve as our general partner and manage and operate our systems.

Results of Operations

Substantially all of our revenues were earned from customer fees for cable television programming services including premium and pay-per-view services and ancillary services, such as rental of converters and remote control devices, installations and from selling advertising. In addition, we earn revenues from commissions for products sold through home shopping networks.

We have had a history of net losses and expect to continue to report net losses for the foreseeable future. The principal reasons for our prior and anticipated net losses include depreciation and amortization expenses associated with our acquisitions and capital expenditures related to construction and upgrading of our systems, and interest costs on borrowed money. We cannot predict what impact, if any, continued losses will have on our ability to finance our operations in the future.

The following table is derived for the periods presented from our consolidated financial statements that are included in this report and sets forth certain statement of operations data for our consolidated operations.


                                                                  Three Months Ended March 31,
                                                                   2001                  2000
                                                          -------------------------------------------
                                                                        (in thousands)

Revenue                                                      $    168,151         $      92,503
Operating costs and expenses:
     Programming and other operating costs                         54,204                28,280
     Selling, general and administrative                           34,625                20,654
     Management fees                                                4,939                 2,678
     Depreciation and amortization                                 85,770                46,128
                                                          --------------------- ---------------------
Total operating costs and expenses                                179,538                97,740
                                                          --------------------- ---------------------
Operating loss                                                    (11,387)               (5,237)
EBITDA                                                             63,838                40,920
Interest expense                                                   47,755                25,966
Net loss before extraordinary item                                (58,954)              (30,907)
Extraordinary loss on early extinguishment of debt                (10,315)                    -
Net loss                                                          (69,269)              (30,907)
Net cash provided by operating activities                          74,777                28,399
Net cash used in investing activities                             124,205                41,527
Net cash provided by financing activities                          46,733                     -


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

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Revenues increased $75.6 million to $168.2 million for the three months ended March 31, 2001 compared to $92.5 million for the three months ended March 31, 2000. The increase in revenues is primarily the result of the cable television systems contributed in the AT&T transactions, including the Ohio Systems. The incremental revenue generated by the cable television systems contributed approximated $70.0 million, which represents 92.6% of the increase in consolidated revenue. In addition, the existing systems increased revenues for digital and high-speed data by $4.6 million, a combined 106.7% growth rate. Revenues by service offering were as follows for the three months ended March 31, (in thousands):

                          2001                         2000
                      Revenues by        % of       Revenues by
                        Service          Total        Service       % of Total
                        Offering       Revenues      Offering        Revenues
                      ------------- -------------- -------------- --------------
Basic                     $116,789            69%        $66,913            72%
Premium                     14,999             9%          8,777            10%
Pay-Per-View                 1,286             1%          1,060             1%
 Digital                     9,517             5%          2,582             3%
Advertising Sales            9,600             6%          5,897             6%
Data Services                6,477             4%          1,473             2%
Other                        9,483             6%          5,801             6%
                      ------------- -------------- -------------- --------------

Total                     $168,151           100%        $92,503           100%
                      =============                ==============

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

We have a substantial amount of debt. We believe that the Midwest Holdings credit facility and our cash flow from operations are sufficient to support our current operating plan. We intend to draw upon the $370.0 million of unused availability under the Midwest Holdings credit facility as discussed above to fund any shortfall resulting from the inability of our cash from operations to fund our capital expenditures, meet our debt service requirements or otherwise fund our operations.

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

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

    None

(b) Reports on Form 8-K:

We filed the following reports on Form 8-K during the three months ended March 31, 2001:

                                  Date Report
     Date of Report             Filed with SEC                           Items Reported
-------------------------    ----------------------    ----------------------------------------------------

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

------------
* Included historical financial statements for Insight Midwest, L.P. and its predecessors, AT&T Insight Midwest Systems, systems contributed on January 5, 2001 to Insight Midwest, L.P. by Insight Communications Company, L.P., InterMedia Capital Partners VI, L.P. and Insight Communications of Central Ohio. Also included pro forma financial statements of Insight Midwest, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Date:  June 13, 2001

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