Form 10-Q
period 2001-09-30
INSIGHT MIDWEST LP; INSIGHT CAPITAL INC
filed 2001-11-13
CIK 1110458, 1110456

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ______________________


                                    FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 2001


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

                810 7/th/ Avenue
              New York, New York                              10019
   (Address of principal executive offices)                (Zip code)

        Registrants' telephone number, including area code: 917-286-2300

                             ______________________

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to
such filing requirements for the past 90 days. Yes   X     No ___
                                                   -----

     Indicate the number of shares outstanding of each of the registrants' classes of common stock, as of the latest practicable date.

     Insight Midwest, L.P.    - Not Applicable
     Insight Capital, Inc.    - Not Applicable

================================================================================

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States. However, in our opinion, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in our Annual Report on Form 10-K as amended for the year ended December 31, 2000.

                             INSIGHT MIDWEST, L.P.
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                              September 30,   December 31,
                                                                                 2001             2000
                                                                              ---------------------------
                                                                              (unaudited)       (Note 2)
Assets
Cash and cash equivalents                                                     $   27,857       $    5,735
Trade accounts receivable, net of allowance for doubtful accounts of
   $1,013 and $979 as of September 30, 2001 and December 31, 2000                 26,960           13,686
Launch funds receivable                                                            7,574           13,077
Prepaid expenses and other assets                                                 17,948            8,922
                                                                              ---------------------------
   Total current assets                                                           80,339           41,420

Fixed assets, net                                                              1,094,200          681,490
Intangible assets, net                                                         2,356,858          950,299
Deferred financing costs, net of accumulated amortization of $3,276
   and $2,962 as of September 30, 2001 and December 31, 2000                      25,406           26,338
                                                                              ---------------------------
   Total assets                                                               $3,556,803       $1,699,547
                                                                              ===========================

Liabilities and partners' capital
Accounts payable                                                              $   48,921       $   38,575
Accrued expenses and other liabilities                                            18,678            3,320
Accrued property taxes                                                            13,612           11,699
Accrued programming costs                                                         29,404           23,208
Deferred revenue                                                                   2,253            3,284
Interest payable                                                                  26,590           19,919
Debt                                                                               1,875                -
Preferred interest distribution payable                                            1,750                -
Due to affiliates                                                                 25,233            4,047
                                                                              ---------------------------
   Total current liabilities                                                     168,316          104,052

Deferred revenue                                                                  14,677           11,535
Debt                                                                           2,243,302        1,347,523
Other non-current liabilities                                                     31,802                -
                                                                              ---------------------------
   Total liabilities                                                           2,458,097        1,463,110

Commitments and contingencies

Preferred interests                                                              184,201                -

Partners' capital                                                                914,505          236,437
                                                                              ---------------------------
   Total liabilities and partners' capital                                    $3,556,803       $1,699,547
                                                                              ===========================



                             See accompanying notes

                             INSIGHT MIDWEST, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                                 (in thousands)

                                                Three months ended         Nine months ended
                                                   September 30,             September 30,
                                                 2001         2000         2001         2000
                                              ---------    ---------    ---------    ---------
Revenue                                       $ 176,794    $  94,939    $ 519,847    $ 282,176

Operating costs and expenses:
   Programming and other operating costs         65,309       32,974      192,337       99,430
   Selling, general and administrative           27,342       14,475       83,022       44,968
   Management fees                                5,291        2,767       15,382        8,182
   Depreciation and amortization                 91,669       49,901      266,739      144,081
                                              ---------    ---------    ---------    ---------
Total operating costs and expenses              189,611      100,117      557,480      296,661

Operating loss                                  (12,817)      (5,178)     (37,633)     (14,485)

Other income (expense):
   Interest expense                             (45,666)     (27,872)    (140,310)     (81,015)
   Interest income                                  182          231          736          776
   Other                                            (52)          22         (588)          95
                                              ---------    ---------    ---------    ---------
Total other expense, net                        (45,536)     (27,619)    (140,162)     (80,144)

Net loss before extraordinary item              (58,353)     (32,797)    (177,795)     (94,629)

Extraordinary loss from early
   extinguishment of debt (Note 6)                    -            -      (10,315)           -
                                              ---------    ---------    ---------    ---------

Net loss                                        (58,353)     (32,797)    (188,110)     (94,629)
Accrual of preferred interests                   (4,848)           -      (14,421)           -
                                              ---------    ---------    ---------    ---------
Net loss attributable to common interests     $ (63,201)   $ (32,797)   $(202,531)   $ (94,629)
                                              =========    =========    =========    =========



                             See accompanying notes

                             INSIGHT MIDWEST, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                                     Nine months ended September 30,
                                                                          2001           2000
                                                                      -----------    -----------
Operating activities:
Net loss                                                              $  (188,110)   $   (94,629)
Adjustments to reconcile net loss to net cash provided by
operating activities:
     Depreciation and amortization                                        266,739        144,081
     Extraordinary loss from early extinguishments of debt                 10,315              -
     Provision for losses on trade accounts receivable                      8,827          5,337
     Non-cash interest expense on capital leases                              114              -
     Amortization of note discount                                            554              -
     Changes in operating assets and liabilities, net of the
       effects of acquisitions:
       Trade accounts receivable                                          (14,168)        (6,054)
       Launch funds receivable                                              8,519           (583)
       Prepaid expenses and other assets                                   (7,805)         1,218
       Accounts payable                                                     4,030        (11,964)
       Accrued expenses and other liabilities                              35,984         (7,590)
                                                                      -----------    -----------
Net cash provided by operating activities                                 124,999         29,816
                                                                      -----------    -----------

Investing activities:
Purchase of fixed assets                                                 (228,582)      (142,455)
Purchase of intangible assets                                                   -         (1,378)
Purchase of cable television systems, net of cash acquired                (61,982)             -
                                                                      -----------    -----------
Net cash used in investing activities                                    (290,564)      (143,833)
                                                                      -----------    -----------

Financing activities:
Distributions of preferred interests                                      (14,000)             -
Proceeds from borrowings under credit facilities                        1,527,000         81,000
Repayments of credit facilities                                          (654,900)             -
Repayment of debt in connection with cable system transactions           (659,165)             -
Principle payments on capital lease                                           (46)             -
Debt issuance costs                                                       (11,202)             -
                                                                      -----------    -----------
Net cash provided by financing activities                                 187,687         81,000
                                                                      -----------    -----------

Net increase (decrease) in cash and cash equivalents                       22,122        (33,017)
Cash and cash equivalents, beginning of period                              5,735         35,996
                                                                      -----------    -----------
Cash and cash equivalents, end of period                              $    27,857    $     2,979
                                                                      ===========    ===========



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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001 or any other interim period.

Certain prior period amounts have been reclassified to conform to the current period presentation.

3. Cable System Transactions

On January 5, 2001, we completed a series of transactions with Insight LP and certain subsidiaries of AT&T Corp. (the "AT&T cable subsidiaries") for the acquisition of additional cable television systems, primarily located in the state of Illinois, valued at approximately $2.2 billion (the "AT&T transactions"), inclusive of systems valued at approximately $775.8 million, contributed by Insight LP. The AT&T transactions were financed through a credit facility established on January 5, 2001, the Midwest Holdings Credit Facility (Note 6). As a result of the AT&T transactions, we acquired all of

                             INSIGHT MIDWEST, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3. Cable System Transactions (continued)

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

Both Insight LP and the AT&T cable subsidiaries contributed their respective systems to us subject to an amount of indebtedness such that we remain equally owned by Insight LP and AT&T Broadband. Insight LP continues to serve as our general partner and manages and operates our systems. As a result of the AT&T transactions, we currently own and operate cable television systems in Indiana, Kentucky, Illinois, Ohio and Georgia which passed approximately 2.2 million homes and served approximately 1.3 million customers as of September 30, 2001.

As a result of the AT&T transactions, the financial results of Insight Communications of Central Ohio LLC ("Insight Ohio"), previously wholly-owned by Insight LP, are consolidated into our financial statements effective January 1, 2001. For financing purposes, Insight Ohio is an unrestricted subsidiary under our indentures and is prohibited by the terms of its indebtedness from making distributions to us.

On January 11, 2001, we acquired Cable One, Inc.'s, Greenwood, Indiana cable television system serving approximately 14,800 customers for $62.0 million. The purchase price was allocated to the cable television assets acquired in relation to their fair values as increases in property and equipment and franchise rights.

4. Pro Forma Results of Operations

Our unaudited pro forma results of operations for the nine months ended September 30, 2001 and 2000 and three months ended September 30, 2000 (with 2001 results as reported), assuming each of the acquisitions and exchanges described in Note 3 occurred as of January 1, 2000 are as follows (in thousands):

                                              Three months ended         Nine months ended
                                                 September 30,             September 30,
                                               2001         2000         2001         2000
                                            ---------    ---------    ---------    ---------
Revenue                                     $ 176,794    $ 167,730    $ 520,055    $ 493,715
Net loss before extraordinary item and
  accrual of preferred interests              (58,353)     (55,719)    (177,947)    (170,995)
Net loss attributable to common interests     (63,201)     (60,418)    (202,683)    (184,983)

                             INSIGHT MIDWEST, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5. Long-Lived Assets

Fixed assets consist of:

                                                          September 30,  December 31,
                                                              2001          2000
                                                          ---------------------------
                                                                (in thousands)

   Land, buildings and improvements                       $    43,905    $    15,809
   Cable television equipment                               1,447,701        857,674
   Furniture, fixtures and office equipment                    11,619          6,844
                                                          --------------------------
                                                            1,503,225        880,327
   Less accumulated depreciation and amortization            (409,025)      (198,837)
                                                          --------------------------
     Total fixed assets                                   $ 1,094,200    $   681,490
                                                          ==========================

Intangible assets consist of:

                                                          September 30,  December 31,
                                                              2001          2000
                                                          ---------------------------
                                                                (in thousands)

   Franchise rights                                       $ 2,674,151    $ 1,086,647
   Goodwill                                                     3,237          1,190
                                                          --------------------------
                                                            2,677,388      1,087,837
   Less accumulated amortization                             (320,530)      (137,538)
                                                          --------------------------
     Total intangible assets                              $ 2,356,858    $   950,299
                                                          ==========================

6. Debt

Debt consists of:

                                                          September 30,  December 31,
                                                              2001          2000
                                                          ---------------------------
                                                                (in thousands)

   Insight Ohio Credit Facility                           $    25,000    $        --
   Insight Midwest Holdings Credit Facility                 1,527,000             --
   Insight Indiana Credit Facility                                 --        298,600
   Insight Kentucky Credit Facility                                --        356,300
   Insight Midwest 9 3/4% Senior Notes                        200,000        200,000
   Insight Midwest 10 1/2% Senior Notes                       500,000        500,000
                                                          --------------------------
                                                            2,252,000      1,354,900
   Less unamortized discount on notes                          (6,823)        (7,377)
                                                          --------------------------
     Total debt                                           $ 2,245,177    $ 1,347,523
                                                          ==========================

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

Insight Midwest Holdings Credit Facility

On January 5, 2001, through a wholly-owned subsidiary ("Insight Midwest Holdings") which holds all of our cable television systems other than the Ohio System, we entered into a credit facility (the "Midwest Holdings Credit Facility") to finance the AT&T transactions and to repay the outstanding indebtedness under the Indiana and Kentucky Credit Facilities. The Midwest Holdings Credit Facility expires in 2009 and provides for maximum borrowings of $1.75 billion. Obligations under this credit facility are secured by a pledge of the outstanding equity interests of Insight Midwest Holdings and its subsidiaries.

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

Insight Midwest 10 1/2% Senior Notes

In September 2001, together with Insight Capital, Inc., we completed an exchange offer pursuant to which the 10 1/2% Senior Notes, issued in November 2000, were exchanged for identical notes registered under the Securities Act of 1933.

                             INSIGHT MIDWEST, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6. Debt (continued)

Debt Facility Principal Payments

As of September 30, 2001, annual principal payments required on our debt are as follows (in thousands):

                  2001              $          -
                  2002                     2,500
                  2003                     3,750
                  2004                    78,750
                  2005                    81,250
                  Thereafter           2,085,750
                                   -------------
                          Total     $  2,252,000
                                   =============

Interest Rate Swap and Collar Agreements

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended by SFAS No. 137 and No. 138, was adopted as of January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires us to recognize all derivatives on the balance sheet at fair value.

On January 1, 2001, our derivative financial instruments, which were obtained to manage our exposure to interest rate risk, included interest rate swap and collar agreements, which qualified as cash flow hedges. On January 1, 2001, we recorded as a component of other comprehensive loss a $1.9 million transition adjustment loss representing the cumulative effect of adopting SFAS No. 133. Changes in the fair value of such cash flow hedges are recognized in stockholders' equity as a component of comprehensive loss. For the three months and nine months ended September 30, 2001, the decrease in the fair value was $12.4 million and $25.0 million.

7. Comprehensive Loss

Comprehensive loss totaled $70.8 million and $215.0 million for the three and nine months ended September 30, 2001. We record the effective portion of certain derivatives' gains or losses as accumulated other comprehensive income or loss in the accompanying consolidated balance sheets. There were no components of comprehensive income or loss for the three and nine months ended September 30, 2000.

                             INSIGHT MIDWEST, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8. Related Party Transactions

We purchase substantially all of our pay television and other programming from affiliates of AT&T Broadband. Charges for such programming were $26.5 million and $81.6 million for the three and nine months ended September 30, 2001 and $14.8 million and $42.1 million for the three and nine months ended September 30, 2000. As of September 30, 2001 and December 31, 2000, $10.9 million and $9.8 million of accrued programming costs were due to affiliates of AT&T Broadband. We believe that the programming rates charged by the affiliates of AT&T Broadband are lower than those available from independent parties.

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

10. Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. We are currently reviewing the impact of these standards and will be performing a fair value analysis at a later date in connection with the adoption of SFAS No. 142 on January 1, 2002.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121 and identifies the methods to be used in determining fair value. We are currently reviewing the impact of this standard and will be performing an analysis at a later date in connection with the adoption of SFAS No. 144 on January 1, 2002.

                             INSIGHT MIDWEST, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



11. Subsequent Event

In September 2001, At Home Corporation ("@Home"), the provider of high-speed data services for all of our upgraded systems except for those located in Ohio, filed for protection under Chapter 11 of the Bankruptcy Code. In October 2001, for the purpose of continuing service to existing customers and to resume the provisioning of service to new customers, we agreed to modify certain terms of our agreement with @Home. We are continuing to monitor the bankruptcy proceeding. We believe that our upgraded infrastructure provides us with the capability of entering into arrangements with other high-speed data providers in the event that this situation is not resolved to our satisfaction. We are currently in the process of evaluating alternative solutions. We are unable to predict the outcome of the bankruptcy proceeding, whether it would result in a sale of @Home's assets to a third party or in liquidation, and the ultimate affect any such outcome would have on our existing agreement and ultimately our ability to continue to provide high-speed data services.

                             INSIGHT CAPITAL, INC.
                                 BALANCE SHEETS
                                 (in thousands)


                                                                           September 30,   December 31,
                                                                              2001             2000
                                                                         -------------------------------
                                                                          (unaudited)       (Note 2)
Assets
Cash                                                                       $       1        $       1
Deferred financing costs, net                                                 12,370           13,468
                                                                           --------------------------
   Total assets                                                            $  12,371        $  13,469
                                                                           ==========================

Liabilities and shareholders' deficit
Accrued interest                                                           $  21,875        $  13,625
                                                                           --------------------------
   Total current liabilities                                                  21,875           13,625

Senior notes                                                                 693,178          692,623
                                                                           --------------------------
   Total liabilities                                                         715,053          706,248

Shareholders' deficit:
 Common stock; $.01 par value; 1,000 shares authorized, issued
   and outstanding                                                                 -                -
Paid-in-capital                                                                    1                1
 In-substance distribution of proceeds related to senior notes to be
   paid by Insight Midwest                                                  (612,680)        (658,430)
Accumulated deficit                                                          (90,003)         (34,350)
                                                                           --------------------------
   Total shareholders' deficit                                              (702,682)        (692,779)
                                                                           --------------------------
   Total liabilities and shareholders' deficit                             $  12,371        $  13,469
                                                                           ==========================


                             See accompanying notes

                             INSIGHT CAPITAL, INC.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)
                                 (in thousands)



                              Three months ended        Nine months ended
                                   September 30,          September 30,
                                 2001        2000        2001        2000
                             --------    --------    --------    --------

Expenses:

Amortization                 $   (366)   $   (203)   $ (1,098)   $   (595)
Interest expense              (18,185)     (4,875)    (54,555)    (14,625)
                             --------    --------    --------    --------
   Net loss                  $(18,551)   $ (5,078)   $(55,653)   $(15,220)
                             ========    ========    ========    ========


                             See accompanying notes

                             INSIGHT CAPITAL, INC.
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)



                                                 Nine months ended September 30,
                                                      2001        2000
                                                --------------------------------

Cash flows from operating activities:

Net loss                                          $(55,653)          $(15,220)
Adjustments to reconcile net loss to net cash
provided by operating activities:
     Amortization of deferred financing costs        1,098                595
     Interest expense paid by affiliate             54,555             14,625
                                                 ----------------------------

Net cash provided by operating activities                -                  -
                                                 ----------------------------

Cash flows from financing activities:

Proceeds from issuance of common stock                   -                  1
                                                 ----------------------------

Net cash provided by financing activities                -                  1
                                                 ----------------------------

Net increase in cash                                     -                  1
Cash, beginning of period                                1                  -
                                                 ----------------------------
Cash, end of period                               $      1           $      1
                                                 ============================


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

In April 2000 and September 2001, the Company and Insight Midwest completed an exchange offer pursuant to which the 9 3/4% Senior Notes and 10 1/2% Senior Notes were exchanged for identical notes registered under the Securities Act of 1933.

                             INSIGHT CAPITAL, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


3. Notes Payable (continued)

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

The Senior Notes are general unsecured obligations and are subordinate to all Insight Midwest's liabilities, the amounts of which were $1.94 billion and $770.5 million as of September 30, 2001 and December 31, 2000. The Senior Notes contain certain financial and other debt covenants.

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

We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors listed in our Annual Report on Form 10-K as amended for the year ended December 31, 2000, as well as any cautionary language in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Examples of these risks include our history and expectation of future net losses, our substantial debt, increasing programming costs and competition. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this quarterly report could have a material adverse effect on our business, operating results and financial condition.

Overview

Consistent with our strategy of pursuing value-enhancing transactions that fit our geographic and clustering strategy, on January 5, 2001, we completed a series of transactions with certain cable subsidiaries of AT&T Corp. that increased by approximately 530,000 the number of customers we serve. We refer in this report to all of the preceding transactions, including related bank financing, as the "AT&T transactions." Specifically, we acquired:

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

The following table is derived for the periods presented from our consolidated financial statements that are included in this report and sets forth certain statement of operations data for our consolidated operations:

                                                       Three Months              Nine Months
                                                    Ended September 30,       Ended September 30,
                                                    2001         2000         2001         2000
                                                  ---------    ---------    ---------    ---------
                                                          (in thousands)         (in thousands)
Revenue                                           $ 176,794    $  94,939    $ 519,847    $ 282,176
Operating costs and expenses:
     Programming and other operating costs           65,309       32,974      192,337       99,430
     Selling, general and administrative             27,342       14,475       83,022       44,968
     Management fees                                  5,291        2,767       15,382        8,182
     Depreciation and amortization                   91,669       49,901      266,739      144,081
                                                  ---------    ---------    ---------    ---------
Total operating costs and expenses                  189,611      100,117      557,480      296,661
                                                  ---------    ---------    ---------    ---------
Operating loss                                      (12,817)      (5,178)     (37,633)     (14,485)
EBITDA                                               78,800       44,745      218,203      129,691
Interest expense                                    (45,666)     (27,872)    (140,310)     (81,015)
Net loss before extraordinary item                  (58,353)     (32,797)    (177,795)     (94,629)
Extraordinary loss on early extinguishment
    of debt                                               -            -      (10,315)           -
Net loss                                            (58,353)     (32,797)    (188,110)     (94,629)
Net cash provided by operating activities            46,707        8,847      124,999       29,816
Net cash used in investing activities                83,120       56,030      290,564      143,833
Net cash provided by financing activities            52,954       32,000      187,687       81,000

EBITDA represents earnings before interest, taxes, depreciation and amortization. Our management believes that EBITDA is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. However, EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or cash flows as a measure of liquidity, as determined in accordance with accounting principles generally accepted in the United States. EBITDA, as computed by management, is not necessarily comparable to similarly titled amounts of other companies. Refer to our financial statements, including our statements of cash flows, which appear elsewhere in this quarterly report.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Revenue increased $81.9 million or 86.2% to $176.8 million for the three months ended September 30, 2001 compared to $94.9 million for the three months ended September 30, 2000. The increase in revenue was primarily the result of the cable television systems acquired in the AT&T transactions, including the Ohio System. The incremental revenue generated by the cable television systems acquired approximated $70.6 million, which represents 86.2% of the increase in consolidated revenue. Excluding the systems acquired in the AT&T transactions, revenue increased 11.9% largely due to the sale of new services. Revenue for digital and high-speed data in the existing systems increased by $7.5 million, a combined 146.5% growth rate. Revenue by service offering were as follows for the three months ended September 30 (in thousands):

                           2001 Revenue   % of     2000 Revenue   % of
                           by Service     Total     by Service     Total
                            Offering     Revenue     Offering     Revenue
                           ------------  -------    -----------   -------
      Basic                $  119,341      67.5%    $  68,039       71.7%
      Premium                  14,178       8.0%        8,447        8.9%
      Pay-Per-View                873        .5%          961        1.0%
      Digital                  12,085       6.8%        2,731        2.9%
      Advertising Sales        11,742       6.6%        6,464        6.8%
      Data Services             9,863       5.6%        2,376        2.5%
      Other                     8,712       5.0%        5,921        6.2%
                           ----------    -------    ---------     -------

      Total                $  176,794     100.0%    $  94,939      100.0%
                           ==========    =======    =========     =======

On a pro forma basis including the systems acquired in the AT&T transactions, RGUs (Revenue Generating Units) were approximately 1,590,000 as of September 30, 2001 compared to approximately 1,436,200 as of September 30, 2000. This represents an annualized growth rate of 10.7%. RGUs represent the sum of basic and digital video, high-speed data and telephone customers.

Average monthly revenue per basic customer was $46.30 for the three months ended September 30, 2001 compared to $43.12 for the three months ended September 30, 2000 primarily reflecting the continued successful rollout of new product offerings in the Indiana, Kentucky and Ohio markets. Average monthly revenue per basic customer for high-speed data and interactive digital video increased to $5.75 for the three months ended September 30, 2001 from $1.86 for the three months ended September 30, 2000. Excluding the systems acquired in the AT&T transactions, the number of high-speed data service customers increased to approximately 46,000 as of September 30, 2001 from approximately 19,100 as of September 30, 2000, while digital customers increased to approximately 144,400 as of September 30, 2001 from approximately 50,100 as of September 30, 2000.

Programming and other operating costs increased $32.3 million or 98.1% to $65.3 million for the three months ended September 30, 2001 from $33.0 million for the three months ended September 30, 2000. The increase in programming and other operating costs was primarily the result of the cable television systems acquired in the AT&T transactions. The incremental expense generated by the acquisition of these systems approximated $26.2 million, which represents 80.9% of the increase in programming and other operating costs. Excluding these systems, programming and other operating costs increased by approximately $6.2 million or 18.8%, primarily as a result of increased programming rates and additional programming carried by our existing systems.

Selling, general and administrative expenses increased $12.9 million or 88.9% to $27.3 million for the three months ended September 30, 2001 from $14.5 million for the three months ended September 30, 2000. The increase in selling, general and administrative expenses was primarily the result of the acquisition of the cable television systems acquired in the AT&T transactions. The incremental selling, general and administrative expenses generated by the acquisition of the Illinois systems approximated $11.2 million, which represents 77.4% of the increase in selling, general and administrative expenses. Excluding these systems, selling, general and administrative costs increased by approximately $1.7 million or 11.5%, primarily reflecting increased marketing activity and corporate expenses associated with new service introductions.

Management fees are directly related to revenue as these fees are calculated as approximately 3.0% of gross revenues.

Depreciation and amortization expense increased $41.8 million or 83.7% to $91.7 million for the three months ended September 30, 2001 from $49.9 million for the three months ended September 30, 2000. The increase in depreciation and amortization expense was primarily the result of the cable television systems acquired in the AT&T transactions. The incremental depreciation and amortization expense generated by these systems approximated $33.1 million, which represents 79.2% of the increase. Excluding these systems, depreciation and amortization increased by approximately $8.7 million or 17.4%, primarily due to capital expenditures made to rebuild the existing cable equipment during previous quarters.

EBITDA increased 76.1% to $78.8 million for the three months ended September 30, 2001 from $44.7 million for the three months ended September 30, 2000 primarily due to the results generated by the systems acquired in the AT&T transactions.

Interest expense increased $17.8 million or 63.8% to $45.7 million for the three months ended September 30, 2001 from $27.9 million for the three months ended September 30, 2000. The increase in interest expense was primarily the result of higher outstanding debt required by the acquisition of the cable television systems acquired in the AT&T transactions and funding of capital expenditures during the past year.

For the three months ended September 30, 2001, the net loss was $58.4 million primarily for the reasons set forth above.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Revenue increased $237.7 million or 84.2% to $519.8 million for the nine months ended September 30, 2001 from $282.2 million for the nine months ended September 30, 2000. The increase in revenue was primarily the result of the cable television systems acquired in the AT&T transactions, including the Ohio Systems. The incremental revenue generated by the cable television systems acquired approximated $211.1 million, which represents 88.8% of the increase in consolidated revenue. Excluding the systems acquired in the AT&T transactions, revenue increased 9.4% largely due to the sale of new services. Revenue for digital and high-speed data in the existing systems increased by $17.9 million, a combined 128.5% growth rate. Revenue by service offering were as follows for the nine months ended September 30 (in thousands):

                         2001 Revenue    % of     2000 Revenue    % of
                           by Service    Total     by Service     Total
                           Offering     Revenue     Offering     Revenue
                          ----------    -------    ----------    -------
     Basic                 $ 354,277     68.1%     $  202,120      71.6%
     Premium                  43,591      8.4%         25,941       9.2%
     Pay-Per-View              3,405       .7%          3,522       1.2%
     Digital                  33,152      6.4%          8,090       2.9%
     Advertising Sales        33,472      6.4%         19,128       6.8%
     Data Services            24,810      4.8%          5,850       2.1%
     Other                    27,140      5.2%         17,525       6.2%
                           ---------    ------     ----------    -------

     Total                 $ 519,847    100.0%     $  282,176     100.0%
                           =========    ======     ==========    =======

Average monthly revenue per basic customer was $45.25 for the nine months ended September 30, 2001 compared to $42.28 for the nine months ended September 30, 2000 primarily reflecting the continued successful rollout of new product offerings in the Indiana, Kentucky and Ohio markets. Average monthly revenue per basic customer for high-speed data and interactive digital video increased to $5.04 for the nine months ended September 30, 2001 from $1.68 for the nine months ended September 30, 2000. Excluding the systems acquired in the AT&T transactions, the number of high-speed data service customers increased to approximately 46,000 as of September 30, 2001 from approximately 19,100 as of September 30, 2000, while digital customers increased to approximately 144,400 as of September 30, 2001 from approximately 50,100 as of September 30, 2000.

Programming and other operating costs increased $92.9 million or 93.4% to $192.3 million for the nine months ended September 30, 2001 from $99.4 million for the nine months ended September 30, 2000. The increase in programming and other operating costs was primarily the result of the cable television systems acquired in the AT&T transactions. The incremental expense generated by the acquisition of these systems approximated $77.2 million, which represents 83.1% of the increase in programming and other operating costs. Excluding these systems, programming and other operating costs increased by approximately $15.7 million or 15.8%, primarily as a result of increased programming rates and additional programming carried by our existing systems.

Selling, general and administrative expenses increased $38.0 million or 84.6% to $83.0 million for the nine months ended September 30, 2001 from $45.0 million for the nine months ended September 30, 2000. The increase in selling, general and administrative expenses was primarily the result of the acquisition of the cable television systems contributed in the AT&T transactions. The incremental selling, general and administrative expenses generated by the acquisition of the Illinois systems approximated $35.1 million, which represents 92.2% of the increase in selling, general and administrative expenses. Excluding these systems, selling, general and administrative costs increased by approximately $3.0 million or 6.6%, primarily reflecting increased marketing activity and corporate expenses associated with new service introductions.

Management fees are directly related to revenue as these fees are calculated as approximately 3.0% of gross revenues.

Depreciation and amortization expense increased $122.7 million or 85.1% to $266.7 million for the nine months ended September 30, 2001 from $144.1 million for the nine months ended September 30, 2000. The increase in depreciation and amortization expense was primarily the result of the cable television systems acquired in the AT&T transactions. The incremental depreciation and amortization expense generated by these systems approximated $94.2 million, which represents 76.8% of the increase. Excluding these systems, depreciation and amortization increased by approximately $28.5 million or 19.8%, primarily due to capital expenditures made to rebuild the existing cable equipment during previous quarters.

EBITDA increased 68.2% to $218.2 million for the nine months ended September 30, 2001 from $129.7 million for the nine months ended September 30, 2000 primarily due to the results generated by the systems acquired in the AT&T transactions offset by a $10.3 million extraordinary loss recorded during the nine months ended September 30, 2001 due to early extinguishments of debt.

Interest expense increased $59.3 million or 73.2% to $140.3 million for the nine months ended September 30, 2001 from $81.0 million for the nine months ended September 30, 2000. The increase in interest expense was primarily the result of higher outstanding debt required by the acquisition of the cable television systems acquired in the AT&T transactions and funding of capital expenditures during the past year.

For the nine months ended September 30, 2001, the net loss was $188.1 million primarily for the reasons set forth above.

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

For the nine months ended September 30, 2001 and September 30, 2000, we spent $228.6 million and $142.5 million in capital expenditures largely to support our plant rebuild including interactive technology and telephone services, digital converter and modem purchases and, to a lesser extent, network extensions. We will continue to incur capital expenditures particularly for success-based deployment of new services, including telephony and for the upgrade of the Illinois cable television systems, which involve the use of fiber optics and other capital projects associated with implementing our clustering strategy.

On January 5, 2001, in connection with the AT&T transactions, Insight Midwest Holdings entered into the $1.75 billion Midwest Holdings Credit Facility from which it borrowed $663.0 million to repay the Indiana and Kentucky credit facilities and $685.0 million to finance the AT&T transactions.

On January 5, 2001, we acquired all of the common equity interests of Insight Ohio as part of the AT&T transactions. Insight Ohio is an unrestricted subsidiary under the indentures governing our notes, and is prohibited by the terms of its indebtedness from making distributions to us.

Cash provided by operations for the nine months ended September 30, 2001 and 2000 was $125.0 million and $29.8 million. The increase was primarily attributable to the AT&T Illinois Systems and timing changes in working capital accounts.

Cash used in investing activities for the nine months ended September 30, 2001 and 2000 was $290.6 million and $143.8 million. The increase was primarily attributable to capital expenditures and the purchase of cable television systems, net of cash acquired.

Cash provided by financing activities for the nine months ended September 30, 2001 and 2000 was $187.7 million and $81.0 million. The increase was primarily attributable to net borrowings from credit facilities partially offset by repayment of debt associated with the purchase of cable television systems.

As of September 30, 2001, we had aggregate consolidated indebtedness of $2.25 billion, including $1.55 billion outstanding under senior bank credit facilities. The senior bank credit facilities consisted of:

     . $1.75 billion Midwest Holdings Credit Facility maturing in 2009, which is being utilized to support Insight Midwest's operations and build-out, and on which $1.53 billion was borrowed. The remaining availability of $223.0 million will be used to support the aforementioned capital expenditures; and

     . $25.0 million Insight Ohio Credit Facility maturing in 2004, which was fully-borrowed.

The weighted average interest rate for amounts outstanding under our senior credit facilities as of September 30, 2001 was 5.36%. The facilities contain covenants restricting, among other things, our ability to make capital expenditures, acquire or dispose of assets, make investments and engage in transactions with related parties. The facilities also require compliance with certain financial ratios and contain customary events of default.

We have a substantial amount of debt. We believe that the Midwest Holdings Credit Facility and our cash flow from operations are sufficient to support our current operating plan. We intend to continue to draw upon the $223.0 million of unused availability under the Midwest Holdings Credit Facility as discussed above to fund any shortfall resulting from the inability of our cash from operations to fund our capital expenditures, meet our debt service requirements or otherwise fund our operations.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. We are currently reviewing the impact of these standards and will be performing a fair value analysis at a later date in connection with the adoption of SFAS No. 142 on January 1, 2002.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121 and identifies the methods to be used in determining fair value. We are currently reviewing the impact of this standard and will be performing an analysis at a later date in connection with the adoption of SFAS No. 144 on January 1, 2002.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Our revolving credit and term loan agreements bear interest at floating rates. Accordingly, we are exposed to potential losses related to changes in interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. In order to manage our exposure to interest rate risk, we enter into derivative financial instruments, typically interest rate swaps and collars. The counterparties to our swap and collar agreements are major financial institutions. As of September 30, 2001, our interest rate swap and collar agreements expire in varying amounts through July 2003.

The fair market value and carrying value of our Notes was $727.0 million and $693.2 million as of September 30, 2001. The fair market value of our credit facility borrowings approximates its carrying value as the credit facility borrowings bear interest at floating rates of interest. As of September 30, 2001, the estimated fair value (cost if terminated) of our interest rate swap and collar agreements was approximately $(26.9) million, which represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices and is reflected in our financial statements as other non-current liabilities. Changes in the fair value of derivative financial instruments are either recognized in income or in stockholders' equity as a component of other comprehensive income depending on whether the derivative financial instruments qualify for hedge accounting.

As of September 30, 2001, we had entered into interest rate swaps that approximated $625.0 million, or 40.3%, of our borrowings under all of our credit facilities. Accordingly, a hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense by approximately $9.3 million.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

     None

(b) Reports on Form 8-K:

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Date:  November 13, 2001          INSIGHT MIDWEST, L.P.



                                 By:  Insight Communications Company, L.P.,
                                 its general partner

                                 By:  Insight Communications Company, Inc.,
                                 its general partner

                                 By:  /s/ Kim D. Kelly
                                 ---------------------
                                 Kim D. Kelly
                                 Executive Vice President and Chief Financial & Operating Officer
                                 (Principal Financial and Accounting Officer)


                                 INSIGHT CAPITAL, INC.


                                 By: /s/ Kim D. Kelly
                                 ----------------------
                                 Kim D. Kelly
                                 Executive Vice President and Chief Financial & Operating Officer
                                 (Principal Financial and Accounting Officer)