Form 10-Q
period 2002-06-30
INSIGHT MIDWEST LP; INSIGHT CAPITAL INC
filed 2002-08-08
CIK 1110458, 1110456

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2002

Commission file numbers	333-33540 333-33540-1

INSIGHT MIDWEST, L.P.
INSIGHT CAPITAL, INC.
(Exact name of registrants as specified in their charters)

Delaware	13-4079232
Delaware	13-4079679
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Nos.)

810 7th Avenue New York, New York	10019
(Address of principal executive offices)	(Zip code)

Registrants’ telephone number, including area code: 917-286-2300

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the registrants’ classes of common stock, as of the latest practicable date.

Insight Midwest, L.P.     – Not Applicable
Insight Capital, Inc.        – Not Applicable

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of
Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States. However, in our opinion, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001.

INSIGHT MIDWEST, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2002	December 31, 2001
	(unaudited)
Assets
Cash and cash equivalents	$1,421	$12,146
Trade accounts receivable, net of allowance for doubtful accounts of $2,543 and $2,818 as of June 30, 2002 and December 31, 2001	21,722	22,918
Launch funds receivable	7,263	12,980
Prepaid expenses and other assets	14,609	20,647

Total current assets	45,015	68,691

Fixed assets, net	1,162,268	1,133,627
Goodwill	15,198	15,198
Franchise costs	2,285,545	2,278,465
Other intangible assets, net of accumulated amortization of $3,403 and $2,260 as of June 30, 2002 and December 31, 2001	40,272	41,223
Deferred financing costs, net of accumulated amortization of $5,334 and $3,885 as of June 30, 2002 and December 31, 2001	24,315	23,876

Total assets	$3,572,613	$3,561,080

Liabilities and partners’ capital
Accounts payable	$27,927	$66,712
Accrued expenses and other liabilities	19,570	21,225
Accrued property taxes	17,573	11,030
Accrued programming costs	25,532	24,287
Deferred revenue	6,023	8,673
Interest payable	21,279	21,940
Debt – current portion	2,500	—
Preferred interest distribution payable	5,250	5,250
Due to affiliates	16,259	22,040

Total current liabilities	141,913	181,157

Deferred revenue	9,330	12,262
Debt	2,377,232	2,298,362
Other non-current liabilities	58,122	62,964

Total liabilities	2,586,597	2,554,745

Commitments and contingencies

Preferred interests	188,670	185,713

Partners’ capital:
Partners’ accumulated capital	815,200	843,377
Accumulated other comprehensive loss	(17,854)	(22,755)

Total partners’ capital	797,346	820,622

Total liabilities and partners’ capital	$3,572,613	$3,561,080

See accompanying notes

INSIGHT MIDWEST, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

Revenue	$198,885	$180,840	$390,004	$354,679

Operating costs and expenses:
Programming and other operating costs	68,423	65,036	136,971	127,028
Selling, general and administrative	36,600	34,781	72,706	67,306
Management fees	5,650	5,152	11,070	10,091
Non-recurring high-speed data service charges	—	—	4,116	—
Depreciation and amortization	48,337	89,300	95,638	175,070

Total operating costs and expenses	159,010	194,269	320,501	379,495

Operating income (loss)	39,875	(13,429)	69,503	(24,816)

Other income (expense):
Interest expense	(43,259)	(46,889)	(87,845)	(94,644)
Interest income	48	136	98	554
Other	21	(306)	24	(536)

Total other expense, net	(43,190)	(47,059)	(87,723)	(94,626)

Net loss before extraordinary item	(3,315)	(60,488)	(18,220)	(119,442)

Extraordinary loss from early extinguishment of debt	—	—	—	(10,315)

Net loss	(3,315)	(60,488)	(18,220)	(129,757)
Accrual of preferred interests	(5,002)	(4,807)	(9,957)	(9,573)

Net loss attributable to common interests	$(8,317)	$(65,295)	$(28,177)	$(139,330)

See accompanying notes

INSIGHT MIDWEST, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands)

	Six months ended June 30,
	2002	2001
Operating activities:
Net loss	$(18,220)	$(129,757)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	95,638	175,070
Extraordinary loss from early extinguishments of debt	—	10,315
Provision for losses on trade accounts receivable	6,120	5,146
Amortization of note discount	370	369
Changes in operating assets and liabilities, net of the effects of acquisitions:
Trade accounts receivable	(4,815)	(6,137)
Launch fund receivable	5,717	7,156
Prepaid expenses and other assets	6,067	2,816
Accounts payable	(38,785)	(14,409)
Accrued expenses and other liabilities	(5,415)	27,723

Net cash provided by operating activities	46,677	78,292

Investing activities:
Purchase of fixed assets	(119,365)	(145,462)
Purchase of intangible assets	(877)	—
Purchase of cable television systems, net of cash acquired	(8,822)	(61,982)

Net cash used in investing activities	(129,064)	(207,444)

Financing activities:
Distributions of preferred interests	(7,000)	(7,000)
Proceeds from borrowings under credit facilities	76,000	1,467,000
Repayments of credit facilities	(95,000)	(654,900)
Borrowings from parent under inter-company loan	100,000	—
Repayment of debt in connection with cable system transactions	—	(659,165)
Principal payments on capital leases and other non-current liabilities	(450)	—
Debt issuance costs	(1,888)	(11,202)

Net cash provided by financing activities	71,662	134,733

Net increase (decrease) in cash and cash equivalents	(10,725)	5,581
Cash and cash equivalents, beginning of period	12,146	5,735

Cash and cash equivalents, end of period	$1,421	$11,316

See accompanying notes

INSIGHT MIDWEST, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Basis of Presentation

We were formed in September 1999 to serve as the holding company and a financing vehicle for Insight Communications Company, Inc.’s (“Insight Inc.”) cable television system joint venture with AT&T Broadband, LLC (“AT&T Broadband”). We are owned 50% by Insight Communications Company, L.P. (“Insight LP”), which is wholly owned by Insight Inc., and 50% by AT&T Broadband, through its indirect subsidiary TCI of Indiana Holdings, LLC (“TCI”).

Through our wholly owned subsidiaries Insight Communications of Central Ohio, LLC (“Insight Ohio”) and Insight Midwest Holdings, LLC (“Insight Midwest Holdings”), which wholly owns Insight Communications Midwest, LLC (“Insight Communications Midwest”) and Insight Communications of Kentucky, L.P. (“Insight Kentucky”), we own and operate cable television systems in Indiana, Kentucky, Ohio, Illinois and Georgia which passed approximately 2.2 million homes and served approximately 1.3 million customers as of June 30, 2002. Insight LP is our general partner and effectively controls all our operating and financial decisions.

The accompanying consolidated financial statements include the accounts of Insight Ohio and Insight Midwest Holdings.

2.    Responsibility for Interim Financial Statements

Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of
Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United Sates for complete financial statements.

In our opinion, the consolidated financial statements reflect all adjustments considered necessary for a fair statement of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature, except as described in Note 9. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2001.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002 or any other interim period.

INSIGHT MIDWEST, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

3.    Recent Accounting Pronouncements

In May 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 eliminates the requirement under SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, to report gains and losses from extinguishments of debt as extraordinary items in the income statement. Accordingly, gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. Upon adoption of this pronouncement, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of Opinion 30 for such classification should be reclassified to conform with the provisions of SFAS No. 145. Accordingly, upon adoption of this pronouncement, we expect to reclassify a loss from early extinguishment of debt of $10.3 million recorded during the three months ended March 31, 2001, to results from continuing operations.

4.    Accounting for Franchise Fees

Under our franchise agreements, we are obligated to pay to local franchising authorities up to 5% of our gross revenue derived from providing cable and other services the majority of which are passed through to customers. We have historically recorded revenue net of franchise fees charged to our customers. Staff announcement D-103, issued by the Financial Accounting Standards Board staff in November 2001, specifies that reimbursements received from a customer should be reflected as revenues and not as a reduction of expenses. This staff announcement applies to financial reporting periods beginning after December 15, 2001. Upon application of this staff announcement, comparative financial statements for prior periods are required to be reclassified to comply with the guidance in this staff announcement. Consequently, we have reclassified the amounts in the accompanying consolidated statements of operations to reflect franchise fees on a gross basis for all periods presented with reimbursements as revenue and payments as expense. The effect on the prior period statement of operations for the three and six months ended June 30, 2001 was to increase both revenue and selling, general and administrative costs by $5.9 million and $11.6 million.

In addition, certain other prior period amounts have been reclassified to conform to the current period presentation.

INSIGHT MIDWEST, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

5.    Long-Lived Assets

Fixed assets consisted of:

	June 30, 2002	December 31, 2001
	(in thousands)
Land, buildings and improvements	$31,938	$31,233
Cable system equipment	1,675,918	1,555,244
Furniture, fixtures and office equipment	14,203	13,893

	1,722,059	1,600,370
Less accumulated depreciation and amortization	(559,791)	(466,743)

Total fixed assets, net	$1,162,268	$1,133,627

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which became effective for us beginning January 1, 2002 and changes the accounting for goodwill and franchise costs from an amortization method to an impairment only approach. In addition, the standard includes provisions, upon adoption, for the reclassification of certain existing recognized intangibles as goodwill and franchise costs, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and franchise costs and the testing for impairment of existing goodwill and franchise costs.

SFAS No. 142 requires that goodwill and franchise costs be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. The second step of the impairment test measures the amount of the impairment loss, if any, measured as of the beginning of the year of adoption, and must be completed by the end of our fiscal year. Based on our analysis, there was no impairment of goodwill or franchise costs upon the adoption of SFAS No. 142 on January 1, 2002.

Applying the effects of the adoption of SFAS No. 142 to the three and six month period ended June 30, 2001, would have resulted in loss before extraordinary items of $(12.7) million and $(23.9) million and net loss of $(12.7) million and $(34.2) million. The reconciliation of reported net loss to pro forma net loss adjusted for the effects of SFAS No. 142 for the three and six months ended June 30, 2001 is as follows (in thousands):

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
Net loss as reported	$(60,488)	$(129,757)

Less amortization for:
Franchise costs	42,111	84,222
Goodwill	5,664	11,328

Pro forma net loss	$(12,713)	$(34,207)

INSIGHT MIDWEST, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

5.    Long-Lived Assets (continued)

We recorded amortization expense of $1.3 million and $2.6 million for the three and six months ended June 30, 2002 and $48.8 million and $96.9 million for the three and six months ended June 30, 2001. We estimate aggregate amortization expense to be approximately $5.2 million for each of the five succeeding fiscal years.

6.    Debt

Debt consisted of:

	June 30, 2002	December 31, 2001
	(in thousands)
Insight Ohio Credit Facility	$25,000	$25,000
Note Payable to Insight LP	100,000	—
Insight Midwest Holdings Credit Facility	1,561,000	1,580,000
Insight Midwest 9¾% Senior Notes	200,000	200,000
Insight Midwest 10½% Senior Notes	500,000	500,000

	2,386,000	2,305,000

Less unamortized discount on notes	(6,268)	(6,638)

Total debt	$2,379,732	$2,298,362

Insight Midwest Holdings Credit Facility

Insight Midwest Holdings is party to a $1.75 billion credit facility. On March 25, 2002, we formally requested approval from the lenders of amendments to the leverage ratio covenant to allow Insight Midwest Holdings more flexibility and to increase the aggregate amount that can be distributed to us for the purpose of making investments in Insight Ohio. In addition, on March 28, 2002, we borrowed $100.0 million from Insight Inc. to lower its effective interest rates, $97.0 million of which was contributed to Insight Midwest Holdings in April 2002 for use in paying down the credit facility balance and in funding financing costs associated with the amendments, and $3.0 million of which was contributed to Insight Ohio on March 28, 2002. Pursuant to the credit facility amendments, Insight Midwest Holdings is permitted to make distributions to us for the purpose of repaying this loan provided that the leverage ratio is less than 4.25 to 1.0 and there are no defaults existing under the credit facility. This loan bears annual interest of 9%, has a scheduled maturity date of January 31, 2011 and permits prepayments. On April 18, 2002, the lenders approved these amendments to the credit facility.

On June 6, 2002, a further amendment to the credit facility was entered into which permits distributions by Insight Midwest Holdings to us for the purpose of repaying the $100.0 million loan from Insight Inc., without regard to the minimum leverage ratio requirement. This amendment will become effective upon the completion of a debt offering by us of at least $175.0 million and the contribution of the proceeds to Insight Midwest Holdings. In the event we do not complete the debt offering by December 31, 2002, this amendment will not become effective.

INSIGHT MIDWEST, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

6.    Debt (continued)

Debt Principal Payments

As of June 30, 2002, principal payments required on our debt were as follows (in thousands):

2002	$—
2003	5,000
2004	80,000
2005	81,250
2006	87,750
Thereafter	2,132,000

Total	$2,386,000

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

As of June 30, 2002 and December 31, 2001, we had entered into various interest rate swap and collar agreements included in other liabilities of $17.9 million and $22.8 million, effectively fixing interest rates between 4.7% and 5.9%, plus the applicable margin, on $435.0 million and $500.0 million notional value of debt. The agreements outstanding as of June 30, 2002 expire in July 2003. As of June 30, 2002, we had $2.6 million of accrued interest related to these agreements.

7.    Comprehensive Loss

Comprehensive loss totaled $4.4 million and $13.3 million for the three and six months ended June 30, 2002 and $63.3 million and $144.2 million for the three and six months ended June 30, 2001. Comprehensive loss for the six months ended June 30, 2001 included a $1.9 million transition adjustment loss representing the cumulative effect of adopting Statement of Financial Accounting Standards No. 133. We record the effective portion of interest rate swaps’ gains or losses as accumulated other comprehensive income or loss in the accompanying consolidated balance sheets.

INSIGHT MIDWEST, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

8.    Related Party Transactions

Programming

We purchase substantially all of our pay television and other programming from affiliates of AT&T Broadband. Charges for such programming, including a 1½% administrative fee, were $33.2 million and $64.2 million for the three and six months ended June 30, 2002 and $28.1 million and $55.1 million for the three and six months ended June 30, 2001. As of June 30, 2002 and December 31, 2001, $10.6 million and $10.3 million of accrued programming costs were due to affiliates of AT&T Broadband. We believe that the programming rates charged by the affiliates of AT&T Broadband are lower than those available from independent parties.

Telephony Agreements

In July 2000, to facilitate delivery of telephone services, we entered into a ten-year agreement with AT&T Broadband that allows us to deliver to our customers local telephone service under the AT&T Digital Phone brand. Under the terms of the agreement, we lease for a fee certain capacity on our network to AT&T Broadband. We provide certain services and support for which we receive additional payments. We began providing telephony services to a limited number of our customers in 2001. Revenue related to telephony services was $339,000 and $581,000 for the three and six months ended June 30, 2002 and $4,000 and $5,000 for the three and six months ended June 30, 2001. The capital required to deploy telephone services over our networks is shared, with AT&T Broadband responsible for switching and transport facilities. AT&T also pays us for installations, marketing and billing support that amounted to $1.6 million and $2.8 million for the three and six months ended June 30, 2002 and $173,000 for the three and six months ended June 30, 2001.

Advertising Services

In October 1999, to facilitate the administration of our advertising services in our Kentucky Systems, we entered into an agreement expiring on January 1, 2004 with TCI Media Services LLC (“TCI Media Services”), a subsidiary of AT&T Corp., which provides for TCI Media Services to perform all of our Kentucky advertising sale and related administrative services. We recorded advertising revenues from TCI Media Services derived from our Kentucky Systems of $3.8 million and $7.1 million for the three and six months ended June 30, 2002 and $3.2 million and $5.5 million for the three and six months ended June 30, 2001. As of June 30, 2002 and December 31, 2001, we had $6.4 million and $6.9 million recorded as a receivable due from TCI Media Services included in prepaid and other current assets. We pay TCI Media Services a fixed and variable fee based on advertising sales cash flow growth for providing this service. As of June 30, 2002 and December 31, 2001, we had $245,000 and $666,000 recorded as payables to TCI Media Services related to such services.

INSIGHT MIDWEST, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	At Home Corporation

Non-recurring high-speed data service charges were incurred through February 28, 2002 as a result of payments made to At Home Corporation (“@Home”), the former provider of high-speed data services for all of our systems, except for those located in Ohio. On September 28, 2001, @Home filed for protection under Chapter 11 of the Bankruptcy Code. For the purpose of continuing service to existing customers and to resume the provisioning of service to new customers, we entered into an interim service arrangement that required that we pay $10.0 million to @Home to extend service for three months through February 28, 2002. As a result of this arrangement we incurred approximately $4.1 million in excess of our original agreed-to cost for such services rendered from January 1, 2002 through February 28, 2002.

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

Litigation

The prior owners of the Kentucky systems have named Insight Kentucky and certain prior owners of the Kentucky Systems in class actions regarding the pass-through of state and local property tax charges to approximately 320,000 customers. The plaintiffs seek monetary damages and the enjoinment of the collection of such taxes. We have entered into agreements with the plaintiffs to settle these lawsuits. Such settlement agreements have been preliminarily approved by the courts and are subject to a determination of fairness and final court approval. The settlements will not have a material effect on our results of operations or cash flows.

We are subject to various legal proceedings that arise in the ordinary course of business. While it is impossible to determine with certainty the ultimate outcome of these matters, it is our opinion that the

INSIGHT MIDWEST, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Commitments and Contingencies (continued)

resolution of these matters will not have a material adverse affect on our consolidated financial condition.

INSIGHT CAPITAL, INC.

BALANCE SHEETS
(in thousands)

	June 30, 2002	December 31, 2001
	(unaudited)
Assets
Cash	$1	$1
Deferred financing costs, net	11,272	12,004

Total assets	$11,273	$12,005

Liabilities and shareholders’ deficit
Accrued interest	$13,625	$13,625

Total current liabilities	13,625	13,625

Senior notes, to be paid by Insight Midwest, LP	693,732	693,362

Total liabilities	707,357	706,987

Shareholders’ deficit:
Common stock; $.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Paid-in-capital	1	1
In-substance allocation of proceeds related to senior notes to be paid by Insight Midwest	(550,430)	(586,430)
Accumulated deficit	(145,655)	(108,553)

Total shareholders’ deficit	(696,084)	(694,982)

Total liabilities and shareholders’ deficit	$11,273	$12,005

See accompanying notes

INSIGHT CAPITAL, INC.

STATEMENTS OF OPERATIONS
(unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Expenses:

Amortization	$(366)	$(366)	$(732)	$(732)
Interest expense	(18,185)	(18,185)	(36,370)	(36,370)

Net loss	$(18,551)	$(18,551)	$(37,102)	$(37,102)

See accompanying notes

INSIGHT CAPITAL, INC.

STATEMENTS OF OPERATIONS
(unaudited)
(in thousands)

	Six months ended June 30,
	2002	2001
Cash flows from operating activities:

Net loss	$(37,102)	$(37,102)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization	732	732
Interest expense assumed by affiliate	36,370	36,370

Net cash provided by operating activities	—	—

Net increase in cash	—	—
Cash, beginning of period	1	1

Cash, end of period	$1	$1

See accompanying notes

INSIGHT CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS—(CONTINUED)

1.    Nature of Business

Insight Capital, Inc. (the “Company”), a Delaware corporation, was formed on September 23, 1999, for the sole purpose of being a co-issuer with Insight Midwest, L.P. (“Insight Midwest”) of senior notes which allows certain investors the ability to be holders of the debt. The Company has no operations. The outstanding shares of the Company are owned by Insight Midwest.

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

In management’s opinion, the financial statements reflect all adjustments considered necessary for a fair statement of the financial position as of the interim dates presented. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the information in this quarterly report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they:

•	discuss our future expectations;

•	contain projections of our future results of operations or of our financial condition; or

•	state other “forward-looking” information.

We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2001, as well as any cautionary language in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Examples of these risks include our history and expectation of future net losses, our substantial debt, increasing programming costs and competition. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this quarterly report could have a material adverse effect on our business, operating results and financial condition.

Results of Operations

A substantial portion of our revenues are earned from customer fees for cable television programming services including premium, digital and pay-per-view services and ancillary services, such as rental of converters and remote control devices, installations and from selling advertising. In addition, we earn revenues from providing high-speed data and telephone services as well as from commissions for products sold through home shopping networks.

Under our franchise agreements, we are obligated to pay to local franchising authorities up to 5% of our gross revenue derived from providing cable and other services the majority of which are passed through to our customers. We have historically recorded revenue net of franchise fees charged to our customers. Staff announcement D-103, issued by the Financial Accounting Standards Board staff in November 2001, specifies that reimbursements received from a customer should be reflected as revenues and not as a reduction of expenses. This staff announcement applies to financial reporting periods beginning after December 15, 2001. Upon application of this staff announcement, comparative financial statements for prior periods are required to be reclassified to comply with the guidance in this staff announcement. Consequently, we have reclassified the amounts in the accompanying consolidated statements of operations to reflect franchise fees on a gross basis for all periods presented with reimbursements as revenue and payments as expense. The effect on the prior period statement of operations for the three and six months ended June 30, 2001 was to increase both revenue and selling, general and administrative costs by $5.9 million and $11.6 million.

Some of the principal reasons for our net losses through December 31, 2001 include depreciation and amortization associated with our acquisitions and capital expenditures related to construction and upgrading of our systems, and interest costs on borrowed money. Beginning January 1, 2002, we no longer record amortization expense associated with goodwill and franchise costs; however, we expect to continue to report net losses for the foreseeable future. We cannot predict what impact, if any, continued losses will have on our ability to finance our operations in the future.

The following table is derived for the periods presented from our consolidated financial statements that are included in this report and sets forth certain statement of operations data for our consolidated operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue	$198,885	$180,840	$390,004	$354,679
Operating costs and expenses:
Programming and other operating costs	68,423	65,036	136,971	127,028
Selling, general and administrative	36,600	34,781	72,706	67,306
Management fees	5,650	5,152	11,070	10,091
Non-recurring high-speed data charges	—	—	4,116	—
Depreciation and amortization	48,337	89,300	95,638	175,070

Total operating costs and expenses	159,010	194,269	320,501	379,495

Operating income (loss)	39,875	(13,429)	69,503	(24,816)
Operating cash flow	88,212	75,871	169,257	150,254
Interest expense	(43,259)	(46,889)	(87,845)	(94,644)
Net loss	(3,315)	(60,488)	(18,220)	(129,757)
Net cash provided by operating activities	8,844	3,515	46,677	78,292
Net cash used in investing activities	74,759	82,239	129,064	207,444
Net cash provided by financing activities	51,003	88,000	71,662	134,733

Operating Cash Flow (“OCF”) represents earnings before interest, taxes, depreciation and amortization, other income and expense, non-recurring high-speed data costs and extraordinary items. We believe that OCF is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. However, OCF is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or cash flows as a measure of liquidity, as determined in accordance with accounting principles generally accepted in the United States. Refer to our consolidated financial statements, including our consolidated statements of cash flows, which appear elsewhere in this report.

The following calculations of OCF (in thousands) are not necessarily comparable to similarly titled amounts of other companies:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss	$(3,315)	$(60,488)	$(18,220)	$(129,757)
Adjustments:
Interest expense	43,259	46,889	87,845	94,644
Interest income	(48)	(136)	(98)	(554)
Depreciation and amortization	48,337	89,300	95,638	175,070
Other expense	(21)	306	(24)	536
Non-recurring high-speed data costs	—	—	4,116	—
Extraordinary loss from early extinguishment of debt	—	—	—	10,315

Operating cash flow	$88,212	$75,871	$169,257	$150,254

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Revenue increased $18.0 million or 10.0% to $198.9 million for the three months ended June 30, 2002 from $180.8 million for the three months ended June 30, 2001. The increase in revenue was primarily the result of gains in our high-speed data and digital services with revenue increases over the prior year quarter of 66.2% and 43.2%. In addition, our basic cable service revenue increased primarily due to basic cable rate increases.

Revenue by service offering were as follows for the three months ended June 30 (in thousands):

	2002		2001
	Revenue by Service Offering	% of Total Revenue	Revenue by Service Offering	% of Total Revenue
Basic	$125,034	62.9%	$118,155	65.3%
Digital	16,550	8.3%	11,555	6.4%
High-speed data	14,080	7.1%	8,471	4.7%
Premium	15,215	7.6%	14,401	8.0%
Analog pay-per-view	422	0.2%	1,245	0.7%
Advertising	13,292	6.7%	12,130	6.7%
Franchise fees	6,163	3.1%	5,937	3.3%
Other	8,129	4.1%	8,946	4.9%

Total	$198,885	100.0%	$180,840	100.0%

RGUs (Revenue Generating Units) were approximately 1,707,000 as of June 30, 2002 compared to approximately 1,555,200 as of June 30, 2001 on a same-store basis. This represents an annualized growth rate of 9.8%. RGUs represent the sum of basic, digital, high-speed data, and telephone customers.

Average monthly revenue per basic customer was $51.13 for the three months ended June 30, 2002 compared to $47.19 for the three months ended June 30, 2001, primarily reflecting the continued successful rollout of new product offerings in the Indiana, Kentucky and Ohio markets. Average monthly revenue per basic customer for high-speed data and interactive digital video increased to $7.87 for the three months ended June 30, 2002 up from $5.22 for the three months ended June 30, 2001.

Programming and other operating costs increased $3.4 million or 5.2% to $68.4 million for the three months ended June 30, 2002 from $65.0 million for the three months ended June 30, 2001. The increase in programming and other operating costs was primarily the result of increased programming rates for our classic and digital service as well as for additional programming added in rebuilt systems. Programming costs increased 11.9% for the three months ended June 30, 2002 from the three months ended June 30, 2001.

Selling, general and administrative expenses increased $1.8 million or 5.2% to $36.6 million for the three months ended June 30, 2002 from $34.8 million for the three months ended June 30, 2001. The increase in selling, general and administrative expense was primarily the result of increased employee compensation and employment levels associated with new services partially offset by a decrease in marketing costs.

Depreciation and amortization expense decreased $41.0 million or 45.9% to $48.3 million for the three months ended June 30, 2002 from $89.3 million for the three months ended June 30, 2001. The decrease in depreciation and amortization expense was primarily the result of ceasing the amortization of goodwill and indefinite lived intangible assets associated with the adoption of SFAS No. 142, effective January 1, 2002, partially offset by depreciation of capital expenditures purchased subsequent to June 30, 2001.

OCF increased $12.3 million or 16.3% to $88.2 million for the three months ended June 30, 2002 from $75.9 million for the three months ended June 30, 2001, primarily due to increased digital and high-speed data revenue partially offset by increases in programming and other operating costs and selling, general and administrative costs.

Interest expense decreased $3.6 million or 7.7% to $43.3 million for the three months ended June 30, 2002 from $46.9 million for the three months ended June 30, 2001. The decrease is the result of lower average interest rates of 7.4% for the three months ended June 30, 2002 from 8.8% for the three months ended June 30, 2001 partially offset by higher outstanding debt of $2.4 billion during the three months ended June 30, 2002 from $2.1 billion during the three months ended June 30, 2001, resulting from the funding of capital expenditures.

For the three months ended June 30, 2002, the net loss was $3.3 million.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Revenue increased $35.3 million or 10.0% to $390.0 million for the six months ended June 30, 2002 from $354.7 million for the six months ended June 30, 2001. The increase in revenue was primarily the result of gains in our high-speed data and digital services with revenue increases over the prior year period of 72.2% and 51.8%. In addition, our basic cable service revenue increased primarily due to basic cable rate increases.

Revenue by service offering were as follows for the six months ended June 30 (in thousands):

	2002 Revenue by Service Offering	% of Total Revenue	2001 Revenue by Service Offering	% of Total Revenue
Basic	$247,340	63.4%	$234,943	66.2%
Digital	31,982	8.2%	21,074	6.0%
High-speed data	25,732	6.6%	14,947	4.2%
Premium	30,053	7.7%	29,406	8.3%
Analog pay-per-view	961	0.2%	2,531	0.7%
Advertising	24,823	6.4%	21,729	6.1%
Franchise fees	12,552	3.2%	11,626	3.3%
Other	16,561	4.3%	18,423	5.2%

Total	$390,004	100.0%	$354,679	100.0%

Average monthly revenue per basic customer was $50.24 for the six months ended June 30, 2002 compared to $46.29 for the six months ended June 30, 2001, primarily reflecting the continued successful rollout of new product offerings in the Indiana, Kentucky and Ohio markets. Average monthly revenue per basic customer for high-speed data and interactive digital video increased to $7.43 for the six months ended June 30, 2002 up from $4.70 for the six months ended June 30, 2001.

Programming and other operating costs increased $9.9 million or 7.8% to $137.0 million for the six months ended June 30, 2002 from $127.0 million for the six months ended June 30, 2001. The increase in programming and other operating costs was primarily the result of increased programming rates for our classic and digital service as well as for additional programming added in rebuilt systems. Programming costs increased 13.7% for the six months ended June 30, 2002 from the six months ended June 30, 2001.

Selling, general and administrative expenses increased $5.4 million or 8.0% to $72.7 million for the six months ended June 30, 2002 from $67.3 million for the six months ended June 30, 2001. The increase in selling, general and administrative expense was primarily the result of increased employee compensation and employment levels associated with new services partially offset by a decrease in marketing costs.

Non-recurring high-speed data service charges were incurred through February 28, 2002 as a result of payments made to At Home Corporation (“@Home”), the former provider of high-speed data services for all of our systems, except for those located in Ohio. On September 28, 2001, @Home filed for protection under Chapter 11 of the Bankruptcy Code. For the purpose of continuing service to existing customers and to resume the provisioning of service to new customers, we entered into an interim service arrangement that required us to pay $10.0 million to @Home to extend service for three months through February 28, 2002. As a result of this arrangement we incurred approximately $4.1 million in excess of our original agreed-to cost for such services rendered through February 28, 2002.

Depreciation and amortization expense decreased $79.4 million or 45.4% to $95.6 million for the six months ended June 30, 2002 from $175.1 million for the six months ended June 30, 2001. The decrease in depreciation and amortization expense was primarily the result of ceasing the amortization of goodwill and indefinite lived intangible assets associated with the adoption of SFAS No. 142, effective January 1, 2002, partially offset by capital expenditures made to rebuild the existing cable equipment.

OCF increased $19.0 million or 12.6% to $169.3 million for the six months ended June 30, 2002 from $150.3 million for the six months ended June 30, 2001, primarily due to increased digital and high-speed data revenue partially offset by increases in programming and other operating costs and selling, general and administrative costs.

Interest expense decreased $6.8 million or 7.2% to $87.8 million for the six months ended June 30, 2002 from $94.6 million for the six months ended June 30, 2001. The decrease is the result of lower average interest rates of 7.5% for the six months ended June 30, 2002 from 10.1% for the six months ended June 30, 2001 partially offset by higher outstanding debt of $2.3 billion during the six months ended June 30, 2002 from $1.9 billion during the six months ended June 30, 2001, resulting from the funding of capital expenditures subsequent to June 30, 2001.

For the six months ended June 30, 2002, the net loss was $18.2 million.

Liquidity and Capital Resources

Our business requires cash for operations, debt service, capital expenditures and acquisitions. The cable television business has substantial on-going capital requirements for the construction, expansion and maintenance of its broadband networks. Expenditures have primarily been used to upgrade our existing cable network, and in the future will be used for network extensions, new services, converters and network upgrades. Historically, we have been able to meet our cash requirements with cash flow from operations, borrowings under our credit facilities and issuances of private and public debt.

Cash provided by operations for the six months ended June 30, 2002 and 2001 was $46.7 million and $78.3 million. The decrease was primarily attributable to decrease in depreciation and amortization expense.

Cash used in investing activities for the six months ended June 30, 2002 and 2001 was $129.1 million and $207.4 million. The decrease was primarily attributable to no significant acquisitions of cable television systems and reduced capital expenditures in 2002.

Cash provided by financing activities for the six months ended June 30, 2002 and 2001 was $71.7 million and $134.7 million. The decrease was primarily attributable to lower borrowings on our credit facilities offset by an inter-company loan of $100.0 million from Insight Inc. made on March 28, 2002.

For the six months ended June 30, 2002 and 2001, we spent $119.4 million and $145.5 million in capital expenditures largely to support our plant rebuild in Illinois which is estimated to be substantially completed by year-end, telephone deployment and success-based capital including interactive digital and high-speed data expansion.

On April 18, 2002, we entered into an amendment to the Insight Midwest Holdings credit facility which delayed by six months the scheduled reduction to the leverage ratio covenant to allow Insight Midwest Holdings more financing flexibility, and increased the aggregate amount that can be distributed to us for the purpose of making investments in Insight Ohio. Previously, on March 28, 2002, Insight Inc. loaned $100.0 million to us to lower its effective interest rates, $97.0 million of which was contributed to Insight Midwest Holdings on April 18, 2002 for use in paying down the credit facility balance and in funding financing costs associated with the amendments, and $3.0 million of which was contributed to Insight Ohio on March 28, 2002. Pursuant to the credit facility amendments, Insight Midwest Holdings is permitted to make distributions to us for the purpose of repaying this loan provided that the leverage ratio is less than 4.25 to 1.0 and there are no defaults existing under the credit facility. This loan bears annual interest of 9%, has a scheduled maturity date of January 31, 2011 and permits prepayments.

On June 6, 2002, a further amendment to the credit facility was entered into which permits distributions by Insight Midwest Holdings to us for the purpose of repaying the $100.0 million loan from Insight Inc., without regard to the minimum leverage ratio requirement. This amendment will become effective upon the completion of a debt offering by us of at least $175.0 million and the contribution of the proceeds to Insight Midwest Holdings.

We have a substantial amount of debt. Our high level of debt could have important consequences for you. Our principal source of cash we need to pay our obligations and to repay the principal amount of our debt obligations is the cash that our subsidiaries generate from their operations and their borrowings.

We believe that the Midwest Holdings Credit Facility, cash on-hand and our cash flow from operations are sufficient to support our current operating plan. We have the ability to draw upon the $189.0 million of unused availability under the Midwest Holdings Credit Facility as of June 30, 2002 to fund any shortfall resulting from the inability of our cash from operations to fund capital expenditures, meet our debt service requirements or otherwise fund our operations.

The following table summarizes our contractual obligations and commitments, excluding interest, preferred dividends and commitments for programming, as of June 30, 2002, including periods in which the related payments are due (in thousands):

	LONG-TERM DEBT	PREFERRED INTERESTS	OPERATING LEASES	CAPITAL LEASES	Total
2002	$—	$—	$1,402	$369	$1,771
2003	5,000	—	2,361	738	8,099
2004	80,000	—	1,911	738	82,649
2005	81,250	—	1,171	738	83,159
2006	87,750	140,000	864	838	229,452
Thereafter	2,132,000	55,869	1,404	4,672	2,193,945

Total cash obligations	$2,386,000	$195,869	$9,113	$8,093	$2,599,075

The following tables summarize our capital expenditures for the year ended December 31, 2001 and projected capital expenditures for the year ending December 31, 2002, both including and excluding capitalized labor allocations by category (in thousands):

	2001 Actual	2002 Projected
Success-based (1)	$112,033	$83,789
Upgrades (2)	90,934	78,623
Telephone (3)	60,412	66,922
Line extensions (4)	31,514	37,789
Maintenance (5)	25,064	25,687

Total capital expenditures	$319,957	$292,810

	2001 Actual	2002 Projected
Success-based (1)	$91,990	$62,276
Upgrades (2)	89,314	73,901
Telephone (3)	57,114	59,576
Line extensions (4)	8,891	18,899
Maintenance (5)	25,532	25,687
Capitalized labor and overhead (6)	47,116	52,471

Total capital expenditures	$319,957	$292,810

(1)
Success-based consists primarily of costs for converters, remotes, modems and other high-speed data equipment, in addition to materials and contract labor for new customer connections. Excludes success-based capital expenditures for telephone.

(2)	Upgrades consist primarily of costs to rebuild and/or upgrade distribution systems, head-end towers, antennas and related equipment, in addition to contract labor.

(3)
Telephone consists primarily of costs to construct telephone service infrastructures, as well as costs to upgrade headends with host digital terminals, plant and billing systems to accommodate telephone services and all success-based capital expenditures.

(4)	Line extensions consist primarily of costs associated with entering new service areas including costs of fiber, coaxial cable, amplifiers and electronic equipment.

(5)	Maintenance consists primarily of costs of buildings, building improvements, computer and office equipment, vehicles, tools and other equipment.

(6)
Capitalized labor and overhead consists primarily of internal payroll and overhead costs capitalized based on the percentage of time technical employees work directly on capital projects including construction, rebuilds and new customer connections. The allocation of capitalized labor to the capital expenditure categories in the above table is based on the composite percentage of time incurred on such respective categories.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Our revolving credit and term loan agreements bear interest at floating rates. Accordingly, we are exposed to potential losses related to changes in interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. In order to manage our exposure to interest rate risk, we enter into derivative financial instruments, typically interest rate swaps and collars. The counter-parties to our swap and collar agreements are major financial institutions. As of June 30, 2002, our interest rate swap and collar agreements expire in July 2003.

The fair market value and carrying value of our 9¾% and 10½% senior notes was $650.6 million and $693.7 million as of June 30, 2002. The fair market value of our credit facility borrowings approximates its carrying value as the credit facility borrowings bear interest at floating rates of interest. As of June 30, 2002, the estimated fair value (cost if terminated) of our interest rate swap and collar agreements was approximately $(17.9) million, which represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices and is reflected in our financial statements as other non-current liabilities. Changes in the fair value of derivative financial instruments are either recognized in income or in stockholders’ equity as a component of other comprehensive loss depending on whether the derivative financial instruments qualify for hedge accounting.

As of June 30, 2002, we had entered into interest rate swaps that approximated $435.0 million, or 27.4%, of our borrowings under all of our credit facilities. A hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense by approximately $11.5 million.

PART II.    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits:

10.1
Amendment No. 2 to Credit Agreement and Amendment No. 2 to Guarantee Agreement, dated as of June 6, 2002, among Insight Midwest Holdings, LLC, several banks and financial institutions or entities, and The Bank of New York, as Administrative Agent. (Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 of Insight Communications Company, Inc. and incorporated herein by reference.)

99.1	Certification by Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification by Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Date: August 8, 2002	INSIGHT MIDWEST, L.P.

By: /s/ Dinesh C. Jain
Dinesh C. Jain
Senior Vice President and Chief
Financial Officer
(Principal Financial Officer)

INSIGHT CAPITAL, INC.

By: /s/ Dinesh C. Jain
Dinesh C. Jain
Senior Vice President and Chief
Financial Officer
(Principal Financial Officer)