Form 10-K
period 2002-12-31
INSIGHT MIDWEST LP; INSIGHT CAPITAL INC
filed 2003-03-24
CIK 1110458, 1110456

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

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

Registrants’ telephone number, including area code: (917) 286-2300

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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Not Applicable

          Indicate by check mark whether the registrant is an accelerated filer (as defined in  Exchange Act Rule 12b-2).

Yes ☐	No ☒

          State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrants:  Not Applicable

          Indicate the number of shares outstanding of the registrants’ common stock:  Not Applicable

ii

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

                    We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors listed in this report, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Examples of these risks include our history and expectation of future net losses, our substantial debt, changes in laws and regulations, increasing programming costs and competition. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, operating results and financial condition.

iii

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

Our Manager

                    Insight Communications Company, Inc. is the ninth  largest cable television system operator in the United States based on customers served.  Through its wholly owned and managed systems, Insight Communications currently serves approximately 1.4 million customers, all of which are concentrated in the four contiguous states of Indiana, Kentucky, Illinois and Ohio. In addition to its geographic concentration, our manager’s communications network is tightly-grouped, or “clustered,” with approximately 95% of our manager’s customers served from fourteen headends after giving effect to the remaining network upgrades of the Illinois systems expected to be substantially completed by mid-2003.  As a result, the amount of capital necessary to deploy new and enhanced products and services is significantly reduced on a per home basis because of the large number of customers served by a single headend. A headend processes signals received for distribution to customers over our network.  Clustering enables us to efficiently deploy a bundled suite of entertainment, information and communications services. This combination of geographic concentration and clustering has enabled our manager to offer, under the Insight Digital brand, a complete bundle of interactive digital video, high-speed data access and telephone services.

Insight Midwest

                    We are owned 50% by our manager and 50% by an indirect subsidiary of Comcast Cable Holdings, LLC  (formerly known as AT&T Broadband, LLC), which is a subsidiary of Comcast Corporation. Through our subsidiaries, we own and operate cable television systems in Indiana, Kentucky, Illinois and Ohio  which pass approximately 2.2 million homes and serve approximately 1.3 million customers.  On November 18, 2002, Comcast Corporation acquired the broadband business of AT&T Corp., and presently is the largest cable television system operator in the United States.  The transaction did not result in any direct change in our ownership structure, and our manager continues to serve as our general partner and as the manager of all of our systems, and the Comcast Cable subsidiary serves as our limited partner.

                    As a result of our upgrade efforts, as of December 31, 2002, we estimate that 92% of our customers were passed by our upgraded network, which enables delivery of an advanced suite of entertainment, information and communications services.

                    We are the largest operator of cable television systems in the State of Indiana. As of December 31, 2002, the Indiana systems passed approximately 569,230 homes and served approximately 326,000  customers. The Indiana systems are located primarily in the university cities of Bloomington, Evansville and Lafayette and demographically desirable areas of suburban Indianapolis.  Approximately 95% of the Indiana systems’ customers are served by three headends.

                    We are also the largest operator of cable television systems in the State of Kentucky. As of December 31, 2002, the Kentucky systems passed approximately 783,100 homes and served approximately 449,100 customers. Our Kentucky systems are located in four of the five largest cities in the state: Louisville, Lexington, Covington and Bowling Green. Approximately  99% of Insight Kentucky’s customers are served by four headends.

                    We are the second largest operator of cable television systems in the State of Illinois.  As of December 31, 2002, our Illinois systems passed approximately 687,800 homes and served approximately 413,700 customers. The Illinois systems are located primarily in mid-sized communities, including Springfield, Rockford, Peoria and Champaign/Urbana. Upon completion of our consolidation of headends, approximately 95% of the Illinois systems’ customers will be served by six headends. The network upgrades and consolidation of headends are expected to be substantially completed during the first half of 2003.

                    As of December 31, 2002, our Ohio system passed approximately 198,700 homes and served approximately 88,100  customers in the eastern portion of the City of Columbus and the surrounding suburban communities. All of the Ohio system’s customers are served from a single headend. Approximately 91% of the Ohio system’s customers are served by a network upgraded to 870 MHz capacity, and our upgrade efforts are continuing.

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

                    We believe that an integrated package of existing multi-channel video, new and enhanced products and services, such as interactive digital video, including video-on-demand or near video-on-demand, high-speed Internet access and telephone services, coupled with our commitment to locally focused customer service enhances our ability to acquire and retain customers in a competitive environment while increasing revenues per customer. We believe that the highly clustered nature of our systems also enables us to more efficiently deploy our marketing dollars and maximizes our ability to enhance customer awareness, increase use of our products and services and build brand support.  In addition to our broad product offerings, we also emphasize a high level of locally-focused content and customer service. To augment this growth, we will continue to seek strategic acquisitions that fit our clustering and operating strategy.

                    We have long-term agreements with Comcast Cable  to facilitate the delivery of local telephone services.   Under the terms of these agreements, we  lease for a fee certain capacity on our network to Comcast Cable.  We  also provide certain services and support for which we receive additional payments. The capital required to deploy telephone services over our networks is  shared, with Comcast Cable  responsible for switching and transport facilities.

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

          Focus on operating large, tightly-grouped clusters of cable systems with attractive technical and demographic profiles

                    We operate large, tightly-grouped clusters of cable systems, most of which have attractive technical and demographic profiles. Our systems are characterized by high housing densities and high ratios of customers to headends. As a result, the amount of capital necessary to deploy new and enhanced products and services is significantly reduced on a per home basis because of the large number of customers served by a single headend. We believe that the highly clustered nature of our systems enables us to more efficiently deploy our marketing dollars and maximize our ability to enhance customer awareness, increase use of our products and services and build brand support. Furthermore, our clustered systems, across 95% of our customers, providing for headends serving an average of 93,000 customers upon completion of our planned network upgrades, allow us to be capital efficient as we invest in necessary technology. Our demographic profile is characterized by good housing growth and low unemployment in growing communities, many of which are centered around large universities and/or major commercial enterprises. We believe that households with our demographic profile are more likely to subscribe to these new and enhanced products and services than the national average demographic profile.

          Expeditiously upgrade our network

                    We are upgrading our network expeditiously in order to provide new and enhanced products and services, increase the programming and communications choices for our customers, improve our competitive position and increase overall customer satisfaction. We are in the process of upgrading almost all of our network to provide at least 750 MHz capacity, or “bandwidth,” and two-way active capability with an average of 700 homes per fiber node, which can be further subdivided if necessary.  Nodes are the point of interface between our headends and our network. The result will be a significant increase in network capacity, quality and reliability which facilitates the delivery of new and enhanced products and services and reduced operating costs. Our aggressive investment in our broadband cable network upgrade allows us to expeditiously offer these services to substantially all of our customers.

          Introduce new and enhanced products and services, including interactive Insight Digital service, high-speed data service and telephone service

                    Our marketing strategy is to offer our customers an array of entertainment, information and communications services on a bundled basis. By bundling our products and services, we provide our customers with an increased choice of services in value-added packages, which we believe results in higher customer satisfaction, increased use of our services and greater customer retention. We have conducted research and held numerous focus group sessions in our local markets, which lead us to believe that these services have high customer appeal. We expect that our ability to provide bundled services will provide us with a strong competitive advantage over alternative video providers, such as direct broadcast satellite television systems, and incumbent telephone companies. To accelerate the deployment of these services, we have entered into arrangements and technical initiatives with several industry leaders, including: (1) Comcast Cable (formerly known as AT&T Broadband) to provide telephone services; (2) Comcast Corp. and RoadRunner to provide certain high-speed data services; (3) SeaChange International, Inc. to provide video-on-demand; (4) Liberate Technologies to utilize its software platform for the deployment of interactive television services; and (5) SourceSuite LLC to provide an interactive program guide as well as local information and community guides.

          Leverage strong local presence to enhance customer and community relations

                    Excellent customer service is a key element of our strategy. We are dedicated to quality customer service and seek a high level of customer satisfaction by employing localized customer care, extensively using market research and providing customers with an attractively priced product offering. A significant number of our customers visit their local office on a monthly basis providing us the opportunity to demonstrate and sell our new and enhanced products and services. Our localized customer care initiatives create substantial marketing and promotion opportunities, which we believe are effective in the deployment of interactive, digital and high-speed data products. We believe that we achieve customer satisfaction levels that are substantially above industry averages.  Annually, we commission Peter D. Hart Research Associates to survey our customers with respect to service and product knowledge. Based upon our most recent survey conducted in November 2002, our customers continue to be highly satisfied with our service.

                    In addition, we are dedicated to fostering strong relations in the communities we serve. We sponsor local charities and community causes through staged events and promotional campaigns, including the industry’s Cable in the Classroom program. Our emphasis on customer service and strong community involvement has led to higher customer satisfaction, reduced customer churn and excellent franchise relationships. To further strengthen community relations and differentiate us from direct broadcast satellite television systems and other multichannel video providers, we provide locally produced and oriented programming that offers, among other things, community information, local government proceedings and local specialty interest shows. In some of our markets, we are the only broadcaster of local college and high school sporting events, which allows us to provide important programming that builds customer loyalty.

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

Technical Overview

                    We believe that in order to achieve consistently high levels of customer service, reduce operating costs, maintain a strong competitive position and deploy important new technologies, we will need to install and maintain a state-of-the-art technical platform. The deployment of fiber optic cable which has a capacity for a very large number of channels, an increase in the bandwidth to 750 MHz or higher, the activation of a two-way communications network and the installation of digital equipment will allow us to deliver new and enhanced products and services, including interactive digital video, high-speed data services and telephone services provided by Comcast Cable.

                    As of December 31, 2002, our systems were comprised of approximately 28,300 miles of network serving approximately 1.3 million customers and passing approximately 2.3 million homes resulting in a density of approximately 80 homes per mile. As of that date, our systems were made up of an aggregate of 45 headends. We intend to continue our strategy of consolidating headends by eliminating approximately 32 headends, at which point 95% of our customers will be served by fourteen headends. As of December 31, 2002, we estimate that 92% of our customers were passed by our upgraded network. After completion of our planned network upgrades, approximately  97% of our customers will be served by a network that is two-way active and 750 MHz.

                    Our network design calls for an analog and digital two-way active network with fiber optic cable carrying signals from the headend to the distribution point within our customers’ neighborhoods. The signals are transferred to our coaxial cable network at the node for delivery to our customers. We have designed the fiber system to be capable of subdividing the nodes if traffic on the network requires additional capacity.

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

                    To enable us to deliver telephone services, Comcast Cable is required to install and maintain the necessary switching and transport facilities. We are required to deploy the necessary equipment at the headends and at customers’ homes, and are responsible for expanding and upgrading our network to provide the required capacity. We are increasing the reliability of the services by implementing centralized powering and status monitoring on our networks as telephone services are deployed in our systems. Centralized power provides the reliability, including lifeline reliability, required in delivering telephone services. The existing commercial power structure employed by cable networks is subject to the general power disruptions experienced by the local power utility. Centralized power will provide immediate battery back-up for a limited duration followed by unlimited gas-powered generator back-up. This reliability will not only benefit the delivery of telephone service, but also the reliability of the other products and services delivered over the network. Status monitoring will enable us to examine key components of our network so that we can diagnose problems before they become critical and interfere with the stability of our network.

Products and Services

          Traditional Cable Television Services

                    We offer our customers a full array of traditional cable television services and programming offerings. We tailor both our basic line-up and our additional channel offerings to each regional system in response to demographics, programming preferences, competition and local regulation. We offer a basic level of service which includes up to 25 channels of television programming. As of December 31, 2002, approximately 91% of our customers chose to pay an additional amount to receive additional channels under our “Classic” or “expanded” service. Premium channels, which are offered individually or in packages of several channels, are optional add-ons to the basic service or the classic service. As of December 31, 2002, premium units as a percentage of basic subscribers was approximately 48%.

                    Our analog cable television service offering includes the following:

•

Basic Service. All of our customers receive the basic level of service, which generally consists of local broadcast television and local community programming, including government and public access, and may include a limited number of satellite channels.

•	Classic Service or Expanded Service. This expanded level of service includes a group of satellite-delivered or non-broadcast channels such as ESPN, CNN, Discovery Channel and Lifetime.

•

Premium Channels. These channels provide unedited, commercial-free movies, sports and other special event entertainment programming such as HBO, Cinemax, Starz! and Showtime. We offer subscriptions to these channels primarily either as a single channel analog service or as a multi-channel digital service.

•

Pay-Per-View. These analog channels allow customers with addressable set top boxes to pay to view a single showing of a recently released movie or a one-time special sporting event or music concert on an unedited, commercial-free basis.

          New and Enhanced Products and Services

                    As network upgrades have been activated, we deploy new and enhanced products and services in most of our markets, including interactive digital video and high-speed data services. In addition, we are offering telephone services to our customers in selected markets.

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

                    We are packaging a “Digital Gateway” brand.  For $7.95 per month, our customers receive the following services:

•	A digital set-top box;

•	An interactive navigational program guide for all analog and digital channels;

•	A local, interactive Internet-style information and entertainment service;

•	A multi-channel premium service for customers who separately subscribe to premium channels, such as HBO and Showtime;

•	Video-on-demand;

•	Mag Rack, a selection of video magazines with video-on-demand functionality; and

•	A digital 40-channel audio music service.

                    We have an agreement with Liberate Technologies that enables us to utilize the Liberate software platform for the deployment of interactive television services.  The Liberate software provides the middleware component of our interactive digital product.   Throughout our systems, we have deployed Motorola’s DCT-2000 digital set-top boxes.  More recently, we have deployed the less expensive DCT-1700 set-top boxes, and for systems that have launched high definition television, we have deployed the DCT-5100.

                    We have transitioned our digital customers from the video-on-demand service provided by DIVA Systems Corporation to a new video-on-demand infrastructure provided by SeaChange International, Inc. SeaChange provides a true video-on-demand service over the cable television infrastructure. Customers receive the movies electronically over the network and have full VCR functionality, including pause, play, fast forward and rewind. The movies are delivered with a high quality digital picture and digital sound. Our video-on-demand product is designed to provide movies at prices comparable to those charged for videotape rentals, pay-per-view and near video-on-demand movies, but with far greater convenience and functionality.  On May 29, 2002, DIVA filed for reorganization under Chapter 11 of the Bankruptcy Code.

                    On March 14, 2002, our manager purchased the remaining 50% equity interest in SourceSuite LLC that it did not already own. Through SourceSuite, our interactive digital platform provides its local Internet-style service and its interactive program guide.

                    Upon the completion of the network upgrades of the Indiana, Kentucky and Illinois systems, we will continue to migrate the previous owners’ digital products to our interactive Insight Digital product. While the previous owners’ digital products were targeted to fill programming voids, our interactive Insight Digital service is designed to provide our customers with an Internet-style experience as well as enhanced programming choices, which have resulted in higher penetration and customer satisfaction and reduced churn.

          High-Speed Data

                    We offer high-speed data service for personal computers for all of our upgraded systems through our own regional network branded Insightbb.comSM, except for our Columbus, Ohio system, which utilizes the RoadRunner service.   AT&T Corp. provides the IP network backbone for our Insightbb.com service and certain core Internet support functions.  This arrangement replaces our previous

Internet access provider Excite@Home.  We transitioned our customers from the Excite@Home network to our new regional network in mid-February 2002.  As of December 31, 2002, high-speed data services were made available in 2 million of our homes and served approximately 144,800 of our customers.

                    The broad bandwidth of our cable network enables data to be transmitted significantly faster than traditional telephone-based modem technologies, and the cable connection does not interfere with normal telephone activity or usage. For example, cable’s on-line customers can download large files from the Internet in a fraction of the time it takes when using any widely available telephone modem technology. Moreover, surfing the Internet on a high-speed network removes the long delays for Web pages to fully appear on the computer screen, allowing the experience to more closely approximate the responsiveness of changing channels on a television set. In addition, the cable modem is always on and does not require the customer to dial into an Internet service provider and await authorization. We believe that these factors of speed and easy accessibility will increase the use and impact of the Internet. Although other high-speed alternatives are being developed to compete with cable, we believe that the cable platform currently is best able to deliver these services.

          Telephone Services

                    We have a long-term agreement with Comcast Cable that allows us to deliver local telephone service using our network infrastructure and Comcast Cable’s switching and transport facilities. We lease certain capacity on our network to Comcast Cable for a monthly fee for each of the first four lines ordered by a customer. Additionally, Comcast Cable is required to pay us a fee for each customer installation. We are compensated on a per transaction basis for sales of Comcast Cable services as Comcast Cable’s agent. For our provision of billing and collection services, Comcast Cable is required to pay us a monthly fee per customer. We are also entitled to additional compensation if revenue exceeds the projected target revenue for local service lines and features, such as enhanced caller ID or voice mail.

                    Comcast Cable is the regulated telephone carrier for the provision of telephone services.  The Comcast Cable digital telephone services are marketed and carried as part of our bundle of Insight Digital services. We market the services, as Comcast Cable’s agent, both on a stand-alone basis and bundled with our other products and services, such as interactive digital video and high-speed data access. We also bill  customers for Comcast Cable’s services, as well as provide installation, maintenance and marketing support for Comcast Cable’s services. Pursuant to the agreement, the services are to be provided in the territories in which we currently provide cable television service, other than our Illinois systems. If both parties agree, the agreements can be expanded to include the Illinois systems.  Telephone services have been deployed in areas within Louisville, Kentucky, Evansville, Indiana, Lexington, Kentucky and Columbus, Ohio and are available to a total of approximately 533,000 households, with approximately 30,600 active customers as of December 31, 2002.

                    The capital required to deploy telephone services over our networks is a shared obligation. We are responsible for upgrading and maintaining our network to meet specified measures of quality, including increasing the capacity on our network to an average capacity of two lines per residential household passed, assuming a specified service penetration rate. We also acquire and install equipment to be located at the customer premises that is required to provide telephone services.  Comcast Cable is responsible for switching and transport facilities.

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

                    In addition to many years of conventional cable television experience, Insight Communications’ management team has been involved in the development and deployment of full service communications networks since 1989. Through a then related entity, Insight Communications Company UK, L.P., Insight Communications’ management and related parties entered the cable television market in the United Kingdom, where today modern networks are widely deployed.

                    As a result of our management’s British experience, Insight Communications recognized that the technology and products developed in the United Kingdom would migrate to the United States in similar form. Insight Communications focused on planning to upgrade our network promptly after it became clear that the 1996 Telecom Act would encourage competition in the communications industries. Insight Communications understood, however, that the new products and services available with new technology were best deployed in markets which provided for efficiencies for branding and technical investment. Insight Communications’ original acquisition strategy, which focused on customer growth, was very successful. However, Insight Communications’ management team recognized the opportunity to evolve from our role as a cable television operator providing only home video entertainment into a full service alternative communications network providing not only standard video services, but also interactive digital video, high-speed data access and communications products and services.

                    Recognizing the opportunities presented by newly available products and services and favorable changes in the regulatory environment, Insight Communications executed a series of asset swaps, acquisitions and entered into several joint ventures that resulted in its current composition. The largest of these transactions were the 50/50 joint ventures formed with AT&T Broadband (now known as Comcast Cable) and its affiliates in October 1998 with respect to the Indiana systems, in October 1999 with respect to the Kentucky systems and on January 5, 2001 with respect to the Illinois systems. As of December 31, 1997, Insight Communications’ systems had approximately 180,000 customers with the two largest concentrations in Utah and Indiana, which together represented less than half of its customers. Insight Communications believes that it has successfully transformed its assets so that  it currently owns,  operates and manages a cable television network serving approximately 1.4 million customers, all of which are  clustered in the contiguous states of Indiana, Kentucky, Illinois and Ohio. Insight Communications’ current assets are reflective of its strategy to own systems that have high ratios of customers to headends.

                    In July 1999, the holders of the partnership interests of Insight Communications Company, L.P, (“Insight LP”) exchanged their respective partnership interests for common stock of Insight Communications. As a result, Insight LP became a wholly-owned subsidiary of Insight Communications. Simultaneous with the exchange, Insight Communications consummated an initial public offering of 26,450,000 shares of its Class A common stock, raising an aggregate of approximately $650.0 million. Insight Communications’ Class A common stock is currently listed on The Nasdaq National Market under the symbol “ICCI.”

Our Systems

                    Our systems in Indiana, Kentucky, Illinois and Ohio serve approximately 1.3 million customers. We are the largest operator of cable systems in both Indiana and Kentucky and the second largest in Illinois. Our systems are clustered or are capable of being clustered to serve an average of 100,000 customers per headend.

                    We are able to realize significant operational synergies due to the size of the clusters in these states and the demographic proximity of all of our systems. In all of our systems, we have nearly completed upgrading our system infrastructures to enable us to deliver new technologies, products and services to provide our customers with greater value and choices in the face of growing competition. The highly clustered nature of our systems enables us to (a) more efficiently invest our marketing dollars and maximize our brand awareness, (b) more economically introduce new and enhanced services, and (c) reduce our overall operating and maintenance costs as a result of our ability to deploy fiber and reduce the number of headends we use throughout our systems. As a result, we believe we will be able to achieve improved operating performance on both a combined and system-wide basis. Our relationship with Comcast Cable provides us with substantial purchasing economies for both our programming and hardware needs.

          The Indiana Systems

                    General

                    As of December 31, 2002, the Indiana systems passed approximately 569,200 homes and served approximately 326,000 customers.  The Indiana systems are owned by Insight Communications Midwest, which is the largest cable operator in the state. Insight Communications Midwest, which was capitalized on October 31, 1998, was a 50/50 joint venture between Insight LP and an indirect subsidiary of AT&T Broadband (now known as Comcast Cable) until the contribution of its equity interests on October 1, 1999 into us. Insight Communications serves as manager of the Indiana systems. We believe that there are additional opportunities to augment our position in Indiana through additional acquisitions and swaps.  Approximately 95% of our customers in Indiana are served by three headends.

                    Insight Communications manages the day-to-day operations of Indiana and Kentucky cable television systems owned by Comcast of Montana/Indiana/Kentucky/Utah (formerly known as InterMedia Partners Southeast), an affiliate of Comcast Cable, which served approximately 114,600 customers as of December 31, 2002. The systems are operated by employees of our Indiana and Kentucky systems, and the overhead for these systems is allocated and charged against the cash flow of the managed systems. On February 28, 2003, we exchanged with an affiliate of Comcast Cable the system we owned in Griffin, Georgia serving approximately 11,800 customers, plus $25 million, for certain of these managed systems serving approximately 23,400 customers which are presently tied into our Louisville system. The management arrangement for the remaining managed systems  expires on June 30, 2003.

                    The Indiana systems are organized in four management districts:

                    The Central District

                    As of December 31, 2002, the Central District passed approximately 143,900  homes and served approximately 80,400  customers, principally in the community of Bloomington. The City of Bloomington, located 45 miles south of Indianapolis, is the home of Indiana University. Besides the

University, major employers include United Technology, Cook Incorporated and General Electric. The median household income for the area is approximately $43,000 per year, while the median family income is approximately $55,800 per year. Household income differs from family income by including income from all persons in all households, including persons living alone and other non-family households.

                    Digital video service was launched in Bloomington by AT&T Broadband (now known as Comcast Cable) prior to the formation of Insight Communications Midwest. All Bloomington digital customers have been migrated to our interactive Insight Digital service, including the video-on-demand service. Our Insightbb.com high-speed Internet service is also available in most of the district.  We expect to  complete the upgrade of this district during 2003.

                    The Southwest District

                    As of December 31, 2001, the Southwest District passed approximately 127,100 homes and served approximately 59,600 customers, principally in the communities of Evansville and Jasper. The median household income for the area is approximately $40,500 per year, while the median family income is approximately $49,900 per year. Major employers include Alcoa, Whirlpool and Bristol-Myers Squibb.

                    By the end of 2001, we completed the network upgrade of the Southwest District to 750 MHz and we are currently migrating the digital customers to our interactive Insight Digital service, including our video-on-demand service and the LocalSource interactive information service. Our Insightbb.com high-speed Internet service is available in Evansville. In addition,telephone service was launched in parts of Evansville in August of 2001, with service expected to be available throughout most of the district by the end of the second quarter of 2003.

                    A related party of Southern Indiana Gas and Electric Co. has overbuilt the City of Evansville. Southern Indiana Gas and Electric Co. has obtained franchises to provide cable television service in the City of Evansville and neighboring areas and commenced service in April 1999. We believe the Southern Indiana Gas and Electric Co. overbuild passed approximately 82,300homes in our service area as of December 2002 and is expected to pass additional homes, and has commenced offering telephone and data service.

                    The Northwest District

                    As of December 31, 2001, the Northwest District passed approximately 103,700 homes and served approximately 68,200 customers, principally in the communities of Lafayette and Kokomo.  The City of Lafayette is the home of Purdue University. Besides Purdue University, major employers include Great Lakes Chemical, Lafayette Life Insurance, General Motors and Delco Remy. The median household income for the area is approximately $41,000 per year, while the median family income is approximately $52,400 per year.

                    The upgrades of the Lafayette and Kokomo systems to 750 MHz are completed. Our Insightbb.com high-speed Internet service and Insight Digital service, including the LocalSource product and our video-on-demand service is available in all of these markets.

                    The Northeast District

                    As of December 31, 2002, the Northeast District passed approximately 194,500  homes and served approximately 117,800  customers in Richmond as well as in the suburban communities near

Indianapolis, including Anderson and Noblesville. Indianapolis is the state capital of Indiana and is the twelfth largest city in the United States. Major employers include General Motors, Eli Lilly and Belden Wire and Cable. The median household income for the area is approximately $55,000  per year, while the median family income is approximately $63,500  per year.

                    The upgrade of the Northeast District to 750 MHz was substantially completed in 2002.Our Insightbb.com high-speed Internet service is availablethroughout most of the district. AT&T Broadband (now known as Comcast Cable) launched digital service in several of the markets in 1998, and we have  migrated most of those customers to our interactive Insight Digital service, simultaneous with the launch throughout the district of our Insight Digital service, including the LocalSource product and our  video-on-demand service.

          The Kentucky Systems

                    General

                    As of December 31, 2002, the Kentucky systems passed approximately 783,100 homes and served approximately 449,100 customers. This includes approximately 46,800 homes passed and approximately 23,400 customers served by the Jeffersonville, Indiana system, which is owned by Insight Communications Midwest and operated by the management of the Louisville, Kentucky system. The Kentucky systems are owned by Insight Kentucky Partners II, L.P., which is the largest cable operator in the state. Our manager acquired a combined 50% interest in Insight Kentucky’s parent on October 1, 1999, with related parties of AT&T Broadband (now known as Comcast Cable) holding the other 50% interest. Simultaneous with this acquisition, all of the equity interests were contributed into us. Insight Communications serves as manager of the Kentucky systems.

                    Our Kentucky systems are located in and around four of the five largest cities in the state: Louisville, Lexington, Covington, and Bowling Green. Over 99% of Insight Kentucky’s customers are served by a two-way active, 750 MHz network. Additionally, approximately 99% of the systems’ customers are served by four headends.

                    Summary statistics for the Kentucky systems are as follows:

                    Louisville

                    As of December 31, 2001, the Louisville system passed approximately 472,900 homes and served approximately 260,000  customers. Louisville is the 16th largest city in the United States and Kentucky’s largest city. It is located in the northern region of the state, bordering Indiana. Louisville is located within a day’s drive of nearly 50% of the United States population, which makes it an important crossroads for trade and business. Major employers in the Louisville metropolitan area include Humana, UPS, General Electric and Ford. The median household income for the area is approximately $39,800, while the median family income is approximately $48,300.  Knology, Inc. obtained a franchise to provide cable television service in the City of Louisville, although it had not  built a cable system as of December 31, 2002.

                    The Louisville system substantially completed a network upgrade and we serve substantially all of our customers with two-way, 750 MHz cable. The system is also in the final stage of headend consolidation, which will allow 99% of the customers in the system to be served from a single headend.

                    InterMedia Capital Partners VI, L.P. launched its digital service in Louisville in November 1998. The service had approximately 85,600 customers in the Louisville system  as of December 31, 2002. Wehave  migratedthese customers to our interactive Insight Digital service, including the LocalSource product and our  video-on-demand service. Digital phone service is available in over 73% of Louisville and our Insightbb.com high-speed Internet service is available in the Louisville system.

                    Lexington

                    As of December 31, 2002, the Lexington system passed approximately 125,500 homes and served approximately 83,400 customers from a single headend. Lexington is Kentucky’s second largest city, located in the central part of the state. Major employers in the Lexington area include the University of Kentucky, Toyota and Lexmark International. The median household income for the area is approximately $40,000, while the median family income is approximately $50,700.

                    As of December 31, 2002, slightly over 34% of customers have subscribed to our interactive digital service.  Nearly 17% of customers have Insightbb.com high speed Internet service.  In addition, digital telephone service was launched in mid-year 2002 on a node by node basis with completion anticipated in 2003.

                    The Lexington system has completed a network upgrade and we serve all of our customers with two-way, 750 MHz cable. Our Insightbb.com high-speed Internet service and Insight Digital service, including the LocalSource product and our video-on-demand service are available throughout the system.

                    Covington

                    As of December 31, 2002, the Covington system passed approximately 149,100 homes and served approximately 82,900  customers from a single headend. Covington is Kentucky’s fifth largest city. Major employers in the Covington area include Delta Airlines, Toyota, Citicorp, DHL, Ashland, Inc., Fidelity Investments, BICC General Cable Corporation, Omnicare, COMAIR, Levis Strauss, Gap, Inc., Mazak Corp., and R.A. Jones, Inc. The median household income for the area is approximately $48,700,  while the median family income is approximately $57,000.

                    The Covington system has completed a network upgrade and we serve all of our customers with two-way, 750 MHz cable. Our Insightbb.com high-speed Internet service and Insight Digital service, including the LocalSource product and our video-on-demand service are available in the Covington system.

                    Bowling Green

                    As of December 31, 2001, the Bowling Green system passed approximately 35,600 homes and served approximately 22,800 customers from a single headend. Bowling Green is located 120 miles south of Louisville, 110 miles southwest of Lexington and 70 miles north of Nashville, Tennessee. Bowling Green is the fourth largest city in Kentucky and is the home of Western Kentucky University. Major employers in the Bowling Green area include General Motors, Fruit of the Loom, Commonwealth Health Corporation, DESA International and Houchens Industries. The median household income for the area is approximately $32,600, while the median family income is approximately $42,700.

                    The Bowling Green system is fully upgraded to two-way, 750 MHz cable. Our Insightbb.com high-speed Internet service and Insight Digital service, including the LocalSource product are available in

Bowling Green.

          The Illinois Systems

                    The Illinois systems are owned and operated by Insight Communications Midwest, and were contributed to us on January 5, 2001.   Insight Communications serves as manager of the Illinois systems. These systems are located primarily in mid-sized communities, including Springfield, Rockford, Peoria, Dixon and Champaign/Urbana. The Rockford system was contributed by Insight Communications and the other Illinois systems were acquired from certain  cable subsidiaries of AT&T Corp.

                    In total, the Illinois systems passed approximately 687,800  homes and served approximately 413,700  customers as of December 31, 2002, making us the second largest operator of cable television systems in the State of Illinois. These systems are served by networks with approximately 6000  miles having a capacity greater than or equal to 750 MHz, 1,400  miles having a capacity greater than or equal to 450 MHz and less than 750 MHz, and 220 miles having a capacity less than 450 MHz. Consistent with our strategy of expeditiously upgrading our network to facilitate the deployment of our enhanced products and services, we are continuing to upgrade the network of the Illinois systems and intend to completely migrate the digital customers to our  Insight Digital service. We expect to invest approximately $14.1 million to substantially complete the upgrade of these systems, and expect that the upgrades will be substantially completed during the first half of 2003. In the interim, we will launch Insight Digital on a node-by-node basis as system upgrades are completed. We anticipate additional deployments of our video-on-demand service by the middle of 2003 in selected areas in the Illinois systems.

                    The Illinois systems are organized in five management districts:

                    The Rockford District

                    As of December 31, 2002, the Rockford District passed approximately 131,600 homes and served approximately 78,400 customers. Rockford is Illinois’ second largest city. Major employers in the Rockford metropolitan area include Chrysler Corporation, Rockford Health System, Sundstrand Corporation and Swedish American Health Systems. The median household income for the area is approximately $36,500 per year, while the median family income is approximately $44,600 per year.

                    We completed the upgrade of the Rockford system, and began launching our Insight Digital service on a node-by-node basis as system upgrades were completed beginning in February 1999. Since launching our Insight Digital service in the Rockford system, the activated areas achieved approximately 24% digital penetration from its customers, with incremental revenue per digital customer of approximately $20 per month.  Our Insightbb.com high-speed Internet service is available throughout the district.

                    The Peoria District

                    As of December 31, 2002, the Peoria District passed approximately 200,800  homes  and served approximately 124,200 customers, principally in the communities of Bloomington and Peoria. Bloomington is located in the north central part of the state. The Bloomington system is home to Illinois State University with over 20,000 students and Illinois Wesleyan University with over 2,000 students. Peoria is the fifth  largest city in Illinois, located in the north central part of the state. Major employers in the Peoria area include Maytag, Gates Rubber and the headquarters of Caterpillar. The median household income for the area is approximately $41,400, while the median family income is approximately $54,000.

                    The Peoria system is currently undergoing a network upgrade from 550 MHz to 860 MHz, which is expected to be substantially completed during 2003. As of December 31, 2002, the Peoria District  achieved penetration levels for its digital service of nearly 21% in areas where digital service is available. We continue to migrate these customers to our interactive Insight Digital service, including the Local Source product and our video-on-demand service, during 2003. The system has launched high-speed data service and has achieved penetration levels of over 11% as of December 31, 2002 in areas where the service is available.

                    The Dixon District

                    As of December 31, 2002, the Dixon District passed approximately 68,700 homes and served approximately 43,800 customers, principally in the communities of Rock Falls, Peru and Dixon. Dixon is located in the north/central part of the State of Illinois. Major employers in the Dixon area include the State of Illinois, Raynor Manufacturing Company and Borg Warner Automotive. The median household income for the area is approximately $36,400, while the median family income is approximately $46,600.

                    Approximately 63% of the Dixon system currently operates with a 860 MHz network. As of December 31, 2002, the district achieved penetration levels for its digital service of approximately 17% in areas where the service is available. We continue to migrate these customers to our interactive Insight Digital service, including the LocalSource product and the Insightbb.com high-speed Internet service during 2003.

                    The Springfield District

                    As of December 31, 2002, the Springfield District passed approximately 187,900 homes and served approximately 115,300 customers, principally in the communities of Decatur and Springfield.    Springfield is the capital of Illinois and the sixth largest city in the state, located in the central part of the state. The major employer in the Springfield area is the State of Illinois. The median household income for the area is approximately $36,200, while the median family income is approximately $46,800.  The City of Springfield is considering a municipal overbuild utilizing an existing plant owned by the city.

                    The Springfield District is currently undergoing a network upgrade from 450 MHz to at least  750 MHz and two-way active. As of December 31, 2002, the district achieved penetration levels for its digital service of over 21% in the areas where the service is available. We continue to migrate these customers to our interactive Insight Digital service, including the Local Source product and our video-on-demand service. The system is currently rolling out the Insightbb.com high speed Internet service on a node-by-node basis.

                    The Champaign District

                    As of December 31, 2002, the Champaign District passed approximately 98,800 homes and served approximately 52,000 customers. Champaign/Urbana is located in the eastern central part of the state. The Champaign District is home to the University of Illinois with over 45,000 students. Major employers in the Champaign and Urbana areas include the University of Illinois, Kraft Foods and the Carle Clinic Association. The median household income for the area is approximately $30,300 and the median family income for the area is approximately $47,600.

                    The Champaign District serves substantially all of its customers by a two-way, 750 MHz network. The district had approximately 9,700 digital customers as of December 31, 2002.  We continue to migrate these customers to our interactive Insight Digital service, including the LocalSource service and our video-on-demand service, by the end of 2003. The Champaign District has launched high-speed data service and as of December 31, 2002, had over 8,400 customers.

          The Ohio System

                    In connection with the AT&T transactions in January 2001, the common equity of Insight Communications of Central Ohio, LLC, the entity holding the Ohio system, was contributed to us. As of December 31, 2002, the Ohio system passed approximately 198,700 homes and served approximately 88,100 customers from a single headend. The system serves the eastern portion of the City of Columbus and adjacent suburban communities within eastern Franklin County and the contiguous counties of Delaware, Licking, Fairfield and Pickaway. The City of Columbus is the 34th largest designated market area, the capital of Ohio and the home of Ohio State University. In addition to the state government and university, the Columbus economy is well diversified with the significant presence of prominent companies such as The Limited, Merck, Wendy’s, Nationwide Insurance, Borden and Worthington Industries. The median household income for our service area is approximately $40,300 per year, while the median family income is approximately $50,600 per year.

                    Approximately 91% of the Ohio system’s customers are served by a network upgraded to 870 MHz capacity, and our upgrade efforts are continuing. We began servicing customers from our upgraded network in November 1999. We are currently launching our interactive Insight Digital service, on a node-by-node basis, including our video-on-demand service and the LocalSource interactive information service. As of December 31, 2002, approximately 29,400 customers have subscribed to our interactive digital service, representing a penetration of nearly 36% in areas where digital service is available. The RoadRunner high-speed data service, launched in 2000, has achieved a penetration of 10% as of December 31, 2002 in areas where digital service is available. In addition, the Ohio system provides exclusive sports programming under the “Central Ohio Sport!” brand, featuring sporting events from Ohio State University.

                    In 1996, Ameritech obtained a citywide cable television franchise for the City of Columbus and suburban communities in Franklin County. WideOpenWest acquired the assets of Ameritech in December 2001, and has built its citywide franchise, both in our service area and in the Time Warner service area on the west side of Columbus. We and Time Warner service virtually distinct areas and therefore do not compete with one another. The areas of the Ohio system served by both us and WideOpenWest pass approximately 129,100 homes, representing 65% of the Ohio system’s total homes passed as of December 31, 2002.

                    We have launched a telephone service alternative to SBC (Ameritech) through our arrangement with Comcast Cable.

Customer Rates

                    Rates charged to customers vary based on the market served and service selected.  As of December 31, 2002, the weighted average revenue for our monthly combined basic and classic service was approximately $32.65. The national average was estimated to be $32.85 for the same services as of December 31, 2002, as reported by Paul Kagan & Associates.

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

                    Currently there are over 160 cable networks competing for carriage on our analog and digital platforms. We have continued to leverage both our systems’ analog upgrades and newly deployed digital packages as an incentive to our suppliers to secure long term programming deals with reasonable price structures and other creative financial arrangements to offset license fee increases.

                    Because of our relationship with Comcast Cable (formerly known as AT&T Broadband), we have the right to purchase certain programming services for our systems directly through Comcast Cable’s programming supplier Satellite Services, Inc. We believe that Satellite Services has attractive programming costs. Additionally, given the clustering of our systems in the Midwest, we have been successful in affiliating with regionally based programming products such as sports and news, at lower than average license fees.

                    Under the terms of our partnership agreement, our manager and Comcast Cable are each required to use commercially reasonable efforts to extend to us all of the programming discounts available to them.  Accordingly, we should benefit from both the existing Satellite Services arrangement as well as additional discounts available to Comcast Cable.  However, we cannot predict with certainty when these benefits will occur, or the extent to which they actually will be achieved.

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

                    We encourage all of our local management teams to take leadership roles in community and civic activities. Over the years, our systems have received various forms of  recognition for their efforts to support local causes and charities as well as programs that encourage a better way of life in the communities they serve.

                    All of our systems provide ongoing support for Cable in the Classroom, an industry initiative that earns recognition both locally and nationally for its efforts in furthering the education of children. Our newest public affairs initiative, “In the Know,” further underscores our commitment to education by offering the vast uses of high-speed Internet access into each accredited school in our service area. “In the Know” builds upon the cable industry’s pledge to provide free high-speed Internet access to eligible local schools and public libraries. We have taken that pledge a step further to offer students and teachers the resources of broadband content and robust cable programming to enrich the learning experience.

                    With cable modems in the classroom, teachers and students alike can benefit from the speedy downloads and access to advanced applications to enhance the learning experience. In addition to providing this advanced technology free of charge, we intend to continue offering programming enhancements in partnership with various cable networks. As an increasing number of areas become serviceable for high-speed service, “In the Know” is designed to incorporate multi-faceted synergies with these programmers in order to provide specialized educational offerings for each of our systems.

                    In 2001, our Louisville, Kentucky system partnered with Oxygen Media to form “The Young Women’s Technology Fellowship” as part of our “In the Know” efforts.  This program was a synergy of the common goals between Insight and Oxygen in order to address the issue of the digital divide through cable’s robust resources.  The Fellowship provided advanced training and resources to 12 motivated young women most in need.  This program received a great deal of recognition both locally and industry-wide, including a 2002 Beacon Award by the Cable Television Public Affairs Association.

                    Building upon the success of our previous “In the Know” efforts, in 2002 we introduced a similar  program in partnership with ESPN and the Boys &Girls Club in Anderson, Indiana. Also aimed at bridging the digital divide, this four-week online curriculum centered around the NCAA basketball tournament and incorporated online research skills with the technology of cable modem access.

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

Franchises

                    Cable television systems are constructed and operated under fixed-term non-exclusive franchises or other types of operating authorities that are granted by either local governmental or centralized state authorities. These franchises typically contain many conditions, such as:

•	Time limitations on commencement and completion of construction;

•	Conditions of service, including the number of channels, the provision of free service to schools and other public institutions;

•	The maintenance of insurance and indemnity bonds; and

•	The payment of fees to communities.

                    These local franchises are subject to limits imposed by federal law.

                    As of December 31, 2002, we held 548 franchises in the aggregate, consisting of 196 in Indiana, 195 in Kentucky, 124 in Illinois, 29 in Ohio and 4 in Georgia. Many of these franchises require the payment of fees to the issuing authorities of 3% to 5% of gross revenues, as defined by each franchise agreement, from the related cable system.

                    The 1984 Cable Act prohibits franchising authorities from imposing annual franchise fees in excess of 5% of gross annual revenues and also permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances that render performance commercially impracticable.

                    The following table summarizes information relating to the year of expiration of our franchises, excluding the managed systems, as of December 31, 2002:

Year of Franchise Expiration	Number of Franchises	Percentage of Total Franchises	Number of Basic Customers	Percentage Total Basic Customers

Expired*	37	6.8%	91,000	7.0%
2003	49	8.9	29,600	2.3
2004	38	6.9	98,400	7.5
2005	40	7.3	49,400	3.8
2006	35	6.4	38,600	3.0
After 2006	349	63.7	995,000	76.4

*  Such franchises are operated on a month-to-month basis and are in the process of being renewed.

                    The Communications  Act  of 1934, as amended, provides, among other things, for an orderly franchise renewal process which limits a franchising authority’s ability to deny a franchise renewal if the incumbent operator follows prescribed renewal procedures. In addition, the Communications  Act of 1934, as amended established comprehensive renewal procedures which require, when properly elected by an operator, that an incumbent franchisee’s renewal application be assessed on its own merits and not as part of a comparative process with competing applications.

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

                    Franchised cable systems compete with private cable systems for the right to service condominiums, apartment complexes and other multiple unit residential developments. The operators of these private systems, known as satellite master antenna television systems often enter into exclusive agreements with apartment building owners or homeowners’ associations that preclude franchised cable television operators from serving residents of such private complexes. However, the 1984 Cable Act gives franchised cable operators the right to use existing compatible easements within their franchise areas on nondiscriminatory terms and conditions. Accordingly, where there are preexisting compatible easements, cable operators may not be unfairly denied access or discriminated against with respect to access to the premises served by those easements. Conflicting judicial decisions have been issued interpreting the scope of the access right granted by the 1984 Cable Act, particularly with respect to easements located entirely on private property.

                    The 1996 Telecom Act may exempt some of our competitors from regulation as cable systems. The 1996 Telecom Act amends the definition of a “cable system” such that providers of competitive video programming are only regulated and franchised as “cable systems” if they use public rights-of-way. Thus, a broader class of entities providing video programming, including operators of satellite master antenna television systems, may be exempt from regulation as cable television systems under the 1996 Telecom Act. This exemption may give these entities a competitive advantage over us.

                    Cable television systems are operated under non-exclusive franchises granted by local authorities thereby allowing more than one cable system to be built in the same area. Although the number of municipal and commercial overbuild cable systems is small, the potential profitability of a cable system is adversely affected if the local customer base is divided among multiple systems. Additionally, constructing a competing cable system is a capital intensive process which involves a high degree of risk. We believe that in order to be successful, a competitor’s overbuild would need to be able to serve the homes in the overbuilt area on a more cost-effective basis than we can. Any such overbuild operation would require either significant access to capital or access to facilities already in place that are capable of delivering cable television programming. As of December 31, 2002, our Evansville, Indiana and Columbus, Ohio systems were overbuilt. As a result, approximately 10% of the total homes passed by our systems were overbuilt as of such date.

                    Direct broadcast satellite television systems use digital video compression technology to increase the channel capacity of their systems. Direct broadcast satellite television systems’ programming is currently available to individual households, condominiums and apartment and office complexes through conventional, medium and high-power satellites. High-power direct broadcast satellite television system service is currently being provided by DIRECTV, Inc., and EchoStar Communications Corporation. Direct broadcast satellite television systems have some advantages over cable systems that were not upgraded, such as greater channel capacity and digital picture quality. In addition, legislation has been enacted which permits direct broadcast satellite television systems to retransmit the signals of local television stations in their local markets. However, direct broadcast satellite television systems have a limited ability to offer locally produced programming, and do not have a significant local presence in the community. In addition, direct broadcast satellite television systems packages can be more expensive than cable, especially if the subscriber intends to view the service on more than one television in the household. Finally, direct broadcast satellite television systems do not have the same full two-way capability, which we believe will limit their ability to compete in a meaningful way in interactive television, high-speed data and voice communications. Direct broadcast satellite has enjoyed a 19% average penetration nationwide, and we believe that satellite penetration in our various markets generally is in accordance with such average.

                    Several telephone companies are introducing digital subscriber line technology (“DSL”), which allows Internet access over traditional phone lines at data transmission speeds greater than those available by a standard telephone modem. Although these transmission speeds are not as great as the transmission speeds of a cable modem, we believe that the transmission speeds of DSL technology are sufficiently high that such technology will compete with cable modem technology. The FCC is currently considering its authority to promulgate rules to facilitate the deployment of these services and regulate areas including high-speed data and interactive Internet services. We cannot predict the outcome of any FCC proceedings, or the impact of that outcome on the success of our Internet access services or on our operations. In addition to DSL and dialup modems for providing Internet access, other technologies are entering the marketplace. For example, there is a wireless technology popularly known as “Wi-Fi,” which is faster than dial-up, but slower than cable modem technology.

                    As we expand our offerings to include telephone services, our telephone  branded services will be subject to competition from existing providers, including both local exchange telephone companies and long-distance carriers. The telecommunications industry is highly competitive and many telephone service providers may have greater financial resources than we have, or have established relationships with regulatory authorities. We cannot predict the extent to which the presence of these competitors will influence customer penetration in our telephone service areas. While we intend to add our telephone service offering to our various markets, the service has only  been launched in selected markets and has not yet achieved any material penetration levels.

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

          Federal Legislation

                    The principal federal statute governing the cable television industry is the Communications Act. As it affects the cable television industry, the Communications Act has been significantly amended on three occasions, by the 1984 Cable Act, the 1992 Cable Act and the 1996 Telecom Act. The 1996 Telecom Act altered the regulatory structure governing the nation’s telecommunications providers. It removed barriers to competition in both the cable television market and the local telephone market. Among other things, it also reduced the scope of cable rate regulation.

          Federal Regulation

                    The FCC, the principal federal regulatory agency with jurisdiction over cable television, has adopted regulations covering such areas as cross-ownership between cable television systems and other communications businesses, carriage of television broadcast programming, cable rates, consumer protection and customer service, leased access, indecent programming, programmer access to cable television systems, programming agreements, technical standards, consumer electronics equipment compatibility, ownership of home wiring, program exclusivity, equal employment opportunity, consumer education and lockbox enforcement, origination cablecasting and sponsorship identification, children’s programming, signal leakage and frequency use, maintenance of various records, and antenna structure notification, marking and lighting. The FCC has the authority to enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. A brief summary of certain of these federal regulations as adopted to date follows.

                    Rate Regulation

                    The 1984 Cable Act codified existing FCC preemption of rate regulation for premium channels and optional non-basic program tiers. The 1984 Cable Act also deregulated basic cable rates for cable television systems determined by the FCC to be subject to effective competition. The 1992 Cable Act substantially changed the previous statutory and FCC rate regulation standards. The 1992 Cable Act replaced the FCC’s old standard for determining effective competition, under which most cable television systems were not subject to rate regulation, with a statutory provision that resulted in nearly all cable television systems becoming subject to rate regulation of basic service. The 1996 Telecom Act expanded the definition of effective competition to cover situations where a local telephone company or its affiliate, or any multichannel video provider using telephone company facilities, offers comparable video service by any means except direct broadcast satellite television systems. Satisfaction of this test deregulates all rates.

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

                    The FCC’s implementing regulations contain standards for the regulation of basic service rates. Local franchising authorities are empowered to order a reduction of existing rates which exceed the maximum permitted level for basic services and associated equipment, and refunds can be required. The FCC adopted a benchmark price cap system for measuring the reasonableness of existing basic service rates. Alternatively, cable operators have the opportunity to make cost-of-service showings which, in some cases, may justify rates above the applicable benchmarks. The rules also require that charges for cable-related equipment, converter boxes and remote control devices, for example, and installation services be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit. The regulations also provide that future rate increases may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator’s control, such as taxes, franchise fees and increased programming costs. Cost-based adjustments to these capped rates can also be made in the event a cable television operator adds or deletes channels. There is also a streamlined cost-of-service methodology available to justify a rate increase on the basic tier for “significant” system upgrades.

                    Finally, there are regulations which require cable television systems to permit customers to purchase video programming on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than the basic service tier.

                    Carriage of Broadcast Television Signals

                    The 1992 Cable Act contains signal carriage requirements which allow commercial television broadcast stations that are “local” to a cable television system, that is to say that the system is located in the station’s area of dominant influence, to elect every three years whether to require the cable television system to carry the station, subject to certain exceptions, or whether the cable television system will have to negotiate for “retransmission consent” to carry the station. The next election between must-carry and retransmission consent was  October 1, 2002. A cable television system is generally required to devote up to one-third of its activated channel capacity for the carriage of local commercial television stations whether pursuant to mandatory carriage requirements or the retransmission consent requirements of the 1992 Cable Act. Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions, within the larger of: (i) a 50 mile radius from the station’s city of license; or (ii) the station’s Grade B contour, a measure of signal strength. Unlike commercial stations, noncommercial stations are not given the option to negotiate retransmission consent for the carriage of their signal. In addition, cable television systems have to obtain retransmission consent for the carriage of all “distant” commercial broadcast stations, except for certain “superstations,” which are commercial satellite-delivered independent stations such as WGN. To date, compliance with the “retransmission consent” and “must carry” provisions of the 1992 Cable Act has not had a material effect on us, although this result may change in the future depending on such factors as market conditions, channel capacity and similar matters when such arrangements are renegotiated. The FCC has issued a decision in a rulemaking proceeding dealing with the carriage of television signals in a digital format, both high definition and standard digital. The rules require carriage of local television broadcast stations that transmit solely in a digital format. However, a station that transmits in both analog and digital formats during the current several-year transition period is entitled to carriage of only its analog signal. The FCC has been asked to reconsider this decision. The FCC is also considering whether the mandatory carriage obligation should extend beyond the primary video signal to multiple services transmitted by a station over its digital channel.  The outcome of these proceedings could have a material effect on the number of services that a cable operator will be required to carry.

                    Deletion of Certain Programming

                    Cable television systems that have 1,000 or more customers must, upon the appropriate request of a local television station, delete the simultaneous or nonsimultaneous network programming of a distant station when such programming has also been contracted for by the local station on an exclusive basis. FCC regulations also enable television stations that have obtained exclusive distribution rights for syndicated programming in their market to require a cable television system to delete or “black out” such programming from other television stations which are carried by the cable television system.

                    Franchise Fees

                    Although franchising authorities may impose franchise fees under the 1984 Cable Act, such payments cannot exceed 5% of a cable television system’s annual gross revenues from the provision of cable services. Under the 1996 Telecom Act, franchising authorities may not exact franchise fees from revenues derived from telecommunications services, although they may be able to exact some additional compensation for the use of public rights-of-way. The FCC has ruled that franchise fees may not be imposed on revenue from cable modem service. Franchising authorities are also empowered, in awarding new franchises or renewing existing franchises, to require cable television operators to provide cable-related facilities and equipment and to enforce compliance with voluntary commitments. In the case of franchises in effect prior to the effective date of the 1984 Cable Act, franchising authorities may enforce requirements contained in the franchise relating to facilities, equipment and services, whether or not cable-related. The 1984 Cable Act, under certain limited circumstances, permits a cable operator to obtain modifications of franchise obligations.

                    Renewal of Franchises

                    The 1984 Cable Act and the 1992 Cable Act establish renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal and to provide specific grounds for franchising authorities to consider in making renewal decisions, including a franchisee’s performance under the franchise and community needs. Even after the formal renewal procedures are invoked, franchising authorities and cable television operators remain free to negotiate a renewal outside the formal process. Nevertheless, renewal is by no means assured, as the franchisee must meet certain statutory standards. Even if a franchise is renewed, a franchising authority may impose new and more onerous requirements such as upgrading facilities and equipment, although the municipality must take into account the cost of meeting such requirements. Similarly, if a franchising authority’s consent is required for the purchase or sale of a cable television system or franchises, such authority may attempt to impose burdensome or onerous franchise requirements in connection with a request for such consent. Historically, franchises have been renewed for cable television operators that have provided satisfactory services and have complied with the terms of their franchises. At this time, we are not aware of any current or past material failure on our part to comply with our franchise agreements. We believe that we have generally complied with the terms of our franchises and have provided quality levels of service.

                    The 1992 Cable Act makes several changes to the process under which a cable television operator seeks to enforce its renewal rights which could make it easier in some cases for a franchising authority to deny renewal. Franchising authorities may consider the “level” of programming service provided by a cable television operator in deciding whether to renew. For alleged franchise violations occurring after December 29, 1984, franchising authorities are no longer precluded from denying renewal based on failure to substantially comply with the material terms of the franchise where the franchising authority has “effectively acquiesced” to such past violations. Rather, the franchising authority is estopped if, after giving the cable television operator notice and opportunity to cure, it fails to respond to a written notice from the cable television operator of its failure or inability to cure. Courts may not reverse a denial of renewal based on procedural violations found to be “harmless error.”

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

                    Ownership

                    The 1996 Telecom Act repealed the statutory ban against local exchange carriers providing video programming directly to customers within their local exchange telephone service areas. Consequently, the 1996 Telecom Act permits telephone companies to compete directly with operations of cable television systems. Under the 1996 Telecom Act and FCC rules adopted to implement the 1996

Telecom Act, local exchange carriers may provide video service as broadcasters, common carriers, or cable operators. In addition, local exchange carriers and others may also provide video service through “open video systems,” a regulatory regime that may give them more flexibility than traditional cable television systems. Open video system operators (including local exchange carriers) can, however, be required to obtain a local cable franchise, and they can be required to make payments to local governmental bodies in lieu of cable franchise fees. In general, open video system operators must make their systems available to programming providers on rates, terms and conditions that are reasonable and nondiscriminatory. Where carriage demand by programming providers exceeds the channel capacity of an open video system, two-thirds of the channels must be made available to programmers unaffiliated with the open video system operator.

                    The 1996 Telecom Act generally prohibits local exchange carriers from purchasing a greater than 10% ownership interest in a cable television system located within the local exchange carrier’s telephone service area, prohibits cable operators from purchasing local exchange carriers whose service areas are located within the cable operator’s franchise area, and prohibits joint ventures between operators of cable television systems and local exchange carriers operating in overlapping markets. There are some statutory exceptions, including a rural exemption that permits buyouts in which the purchased cable television system or local exchange carrier serves a non-urban area with fewer than 35,000 inhabitants, and exemptions for the purchase of small cable television systems located in non-urban areas. Also, the FCC may grant waivers of the buyout provisions in certain circumstances.

                    The 1996 Telecom Act made several other changes to relax ownership restrictions and regulations of cable television systems. The 1996 Telecom Act repealed the 1992 Cable Act’s three-year holding requirement pertaining to sales of cable television systems. The statutory broadcast/cable cross-ownership restrictions imposed under the 1984 Cable Act were eliminated in 1996, although the parallel FCC regulations prohibiting broadcast/cable common-ownership remained in effect.  The U.S. Court of Appeals for the District of Columbia Circuit  struck down these rules. The FCC’s rules also generally prohibit cable operators from offering satellite master antenna service separate from their franchised systems in the same franchise area, unless the cable operator is subject to “effective competition” there.

                    The 1996 Telecom Act amended the definition of a “cable system” under the Communications Act so that competitive providers of video services will be regulated and franchised as “cable systems” only if they use public rights-of-way. Thus, a broader class of entities providing video programming may be exempt from regulation as cable television systems under the Communications Act.

                    The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services, including cable television, notwithstanding the Public Utilities Holding Company Act of 1935, as amended. Electric utilities must establish separate subsidiaries known as “exempt telecommunications companies” and must apply to the FCC for operating authority. Due to their resources, electric utilities could be formidable competitors to traditional cable television systems.

                    Access to Programming

                    The 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring their affiliated cable operators and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. The prohibition on certain types of exclusive programming arrangements was set to expire on October 5, 2002, but  the FCC has determined that a five year extension of the prohibition is necessary to preserve and protect competition in video programming distribution.

                    Privacy

                    The 1984 Cable Act imposes a number of restrictions on the manner in which cable television operators can collect and disclose data about individual system customers. The statute also requires that the system operator periodically provide all customers with written information about its policies regarding the collection and handling of data about customers, their privacy rights under federal law and their enforcement rights. In the event that a cable television operator was found to have violated the customer privacy provisions of the 1984 Cable Act, it could be required to pay damages, attorneys’ fees and other costs. Under the 1992 Cable Act, the privacy requirements were strengthened to require that cable television operators take such actions as are necessary to prevent unauthorized access to personally identifiable information.  Certain of these requirements were modified by the Electronic Communications Privacy Act of 2001.

                    Franchise Transfers

                    The 1992 Cable Act requires franchising authorities to act on any franchise transfer request submitted after December 4, 1992 within 120 days after receipt of all information required by FCC regulations and by the franchising authority. Approval is deemed to be granted if the franchising authority fails to act within such period.

                    Technical Requirements

                    The FCC has imposed technical standards applicable to all classes of channels which carry downstream National Television System Committee video programming. The FCC also has adopted additional standards applicable to cable television systems using frequencies in the 108 to 137 MHz and 225 to 400 MHz bands in order to prevent harmful interference with aeronautical navigation and safety radio services and has also established limits on cable television system signal leakage. Periodic testing by cable television operators for compliance with the technical standards and signal leakage limits is required and an annual filing of the results of these measurements is required. The 1992 Cable Act requires the FCC to periodically update its technical standards to take into account changes in technology. Under the 1996 Telecom Act, local franchising authorities may not prohibit, condition or restrict a cable television system’s use of any type of customer equipment or transmission technology.

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

                    Inside Wiring; Customer Access

                    FCC rules require an incumbent cable operator upon expiration of a multiple dwelling unit service contract to sell, abandon, or remove “home run” wiring that was installed by the cable operator in a multiple dwelling unit building. These inside wiring rules   assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a higher fee, where such a fee is permissible. The FCC has also issued an order preempting state, local and private restrictions on over-the-air reception antennas placed on rental properties in areas where a tenant has exclusive use of the property, such as balconies or patios. However, tenants may not install such antennas on the common areas of multiple dwelling units, such as on roofs. This order limits the extent to which multiple dwelling unit owners may enforce certain aspects of multiple dwelling unit agreements which otherwise would prohibit, for example, placement of direct broadcast satellite television systems television receiving antennae in multiple dwelling unit areas, such as apartment balconies or patios, under the exclusive occupancy of a renter.

                    Pole Attachments

                    The FCC currently regulates the rates and conditions imposed by certain public utilities for use of their poles unless state public service commissions are able to demonstrate that they adequately regulate the rates, terms and conditions of cable television pole attachments. A number of states and the District of Columbia have certified to the FCC that they adequately regulate the rates, terms and conditions for pole attachments. Illinois, Ohio, and Kentucky, states in which we operate, have made such a certification. In the absence of state regulation, the FCC administers such pole attachment and conduit use rates through use of a formula which it has devised. Pursuant to the 1996 Telecom Act, the FCC has adopted a new rate formula for any attaching party, including cable television systems, which offers telecommunications services. This new formula will result in higher attachment rates than at present, but they will apply only to cable television systems which elect to offer telecommunications services. Any increases pursuant to this new formula began in 2001, and will be phased in by equal increments over the five ensuing years. The FCC ruled that the provision of Internet services will not, in and of itself, trigger use of the new formula. The Supreme Court affirmed this decision and also held that the FCC ‘s authority to regulate rates for attachments to utility poles extended to attachments by cable operators and telecommunications carriers that are used to provide Internet service or for wireless telecommunications service.  This development benefits our business and will place a constraint on the prices that utilities can charge with regard to the cable facilities over which we also provide Internet access service.  However, the FCC has also initiated a proceeding to determine whether it should adjust certain elements of the current rate formula. If adopted, these adjustments could increase rates for pole attachments and conduit space.

                    Other FCC Matters

                    FCC regulation pursuant to the Communications Act also includes matters regarding a cable television system’s carriage of local sports programming; restrictions on origination and cablecasting by cable television operators; rules governing political broadcasts; equal employment opportunity; deletion of syndicated programming; registration procedure and reporting requirements; customer service; closed captioning; obscenity and indecency; program access and exclusivity arrangements; and limitations on advertising contained in nonbroadcast children’s programming.

                    The FCC has recently issued a Notice of Inquiry covering a wide range of issues relating to Interactive Television (“ITV”). Examples of ITV services are interactive electronic program guides and access to a graphic interface that provides supplementary information related to the video display. In the near term, cable systems are likely to be the platform of choice for the distribution of ITV services. The FCC has posed a series of questions including the definition of ITV, the potential for discrimination by cable systems in favor of affiliated ITV providers, enforcement mechanisms, and the proper regulatory classification of ITV service.

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

                    Various bills have been introduced into Congress over the past several years that would eliminate or modify the cable television compulsory license. Without the compulsory license, cable television operators would have to negotiate rights from the copyright owners for all of the programming on the broadcast stations carried by cable television systems. Such negotiated agreements would likely increase the cost to cable television operators of carrying broadcast signals. The 1992 Cable Act’s retransmission consent provisions expressly provide that retransmission consent agreements between television broadcast stations and cable television operators do not obviate the need for cable operators to obtain a copyright license for the programming carried on each broadcaster’s signal.

                    Copyrighted music performed in programming supplied to cable television systems by pay cable networks, such as HBO, and basic cable networks, such as USA Network, is licensed by the networks through private agreements with the American Society of Composers and Publishers, generally known as ASCAP, and BMI, Inc., the two major performing rights organizations in the United States. Both the American Society of Composers and Publishers and BMI offer “through to the viewer” licenses to the cable networks which cover the retransmission of the cable networks’ programming by cable television systems to their customers.

                    Licenses to perform copyrighted music by cable television systems themselves, including on local origination channels, in advertisements inserted locally on cable television networks, and in cross-promotional announcements, must be obtained by the cable television operator from the American Society of Composers and Publishers, BMI and/or SESAC, Inc.

                    State and Local Regulation

                    Cable television systems generally are operated pursuant to nonexclusive franchises, permits or licenses granted by a municipality or other state or local government entity. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction, and even from city to city within the same state, historically ranging from reasonable to highly restrictive or burdensome. Franchises generally contain provisions governing fees to be paid to the franchising authority, length of the franchise term, renewal, sale or transfer of the franchise, territory of the franchise, design and technical performance of the system, use and occupancy of public streets and number and types of cable television services provided. The terms and conditions of each franchise and the laws and regulations under which it was granted directly affect the profitability of the cable television system. The 1984 Cable Act places certain limitations on a franchising authority’s ability to control the operation of a cable television system. The 1992 Cable Act prohibits exclusive franchises, and allows franchising authorities to exercise greater control over the operation of franchised cable television systems, especially in the area of customer service and rate regulation. The 1992 Cable Act also allows franchising authorities to operate their own multichannel video distribution system without having to obtain a franchise and permits states or local franchising authorities to adopt certain restrictions on the ownership of cable television systems. Moreover, franchising authorities are immunized from monetary damage awards arising from regulation of cable television systems or decisions made on franchise grants, renewals, transfers and amendments. The 1996 Telecom Act prohibits a franchising authority from either requiring or limiting a cable television operator’s provision of telecommunications services.

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

                    Internet Access Service

                    We offer a service which enables consumers to access the Internet at high speeds via high capacity broadband transmission facilities and cable modems. We compete with many other providers of Internet access services which are known as Internet service providers (“ISPs”). ISPs include such companies as America Online and Mindspring Enterprises as well as major telecommunications providers, including AT&T and local exchange telephone companies. A number of local franchising authorities have attempted to require cable companies offering Internet access service over their broadband facilities to allow access to those facilities on an unbundled basis to other ISPs.  To date, all such efforts have been overturned in the courts.  However, many ISPs and local franchising authorities have continued to ask the U.S. Congress and the FCC to mandate such access, or at least to allow local authorities to impose such a requirement.  Although the FCC has thus far declined to impose such an access requirement on cable companies, the issue remains under consideration.  The FCC has recently decided that cable Internet service should be classified for regulatory purposes as an “information service” rather than either a “cable service” or a “telecommunications service.”  Concurrently the FCC has initiated a wide-ranging rulemaking proceeding in which it seeks comment on the regulatory ramifications of this classification.  Among the issues to be decided are whether the FCC should permit local authorities to impose an access requirement, whether local authorities should be prohibited from imposing fees on cable Internet service revenues, and what regulatory role local authorities should be permitted to play.  The outcome of this proceeding could have a material impact on our provision of cable Internet service.

                    There are currently few laws or regulations which specifically regulate communications or commerce over the Internet. Section 230 of the Communications Act, added to that act by the 1996 Telecom Act, declares it to be the policy of the United States to promote the continued development of the Internet and other interactive computer services and interactive media, and to preserve the vibrant and competitive free market that presently exists for the Internet and other interactive computer services, unfettered by federal or state regulation. One area in which Congress did attempt to regulate content over the Internet involved the dissemination of obscene or indecent materials. The provisions of the 1996 Telecom Act, generally referred to as the Communications Decency Act, were found to be unconstitutional, in part, by the United States Supreme Court in 1997. In response, Congress passed the Child Online Protection Act. In May 2002, the United States Supreme Court reversed the finding by the Third Circuit Court of Appeals that the use of “contemporary community standards” to identify material “harmful to minors “ was overly broad and therefore violative of the First Amendment.  The Supreme Court, however, remanded the matter to the Third Circuit to determine the validity of other challenges to the constitutionality of the Child Online Protection Act and kept the stay prohibiting government enforcement in place until further action by the lower courts. The constitutionality of this act is currently being challenged in the courts.  Finally, disclosure of customer communications or records is governed by the Electronic Communications Privacy Act of 2001 and the Cable Act, both of which were amended by the USA Patriot Act.

          Local Telecommunications Services

                    The 1996 Telecom Act provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose “competitively neutral” requirements regarding universal service, public safety and welfare, service quality and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require fair and reasonable, competitively neutral and non-discriminatory compensation for management of the public rights-of-way when cable operators provide telecommunications service. State and local governments must publicly disclose required compensation from telecommunications providers for use of public rights-of-way.

                    We have long-term agreements with Comcast Cable (formerly known as AT&T Broadband) that allow Comcast Cable to provide to customers telephone services using our network infrastructure and AT&T Broadband’s switching and long distance transport facilities. Local telecommunications service is subject to regulation by state utility commissions. Use of local telecommunications facilities to originate and terminate long distance services, a service commonly referred to as “exchange access,” is subject to regulation both by the FCC and by state utility commissions. As a provider of local exchange service, Comcast Cable would be subject to the requirements imposed upon local exchange carriers by the 1996

Telecom Act. These include requirements governing just and reasonable rates and practices, service quality, resale, telephone number portability, dialing parity, access to rights-of-way, reciprocal compensation, access for people with disabilities and truth-in-billing.  Although we do not provide telecommunications services, and are not currently regulated with regard to Comcast Cable’s provision of telecommunications services over our facilities, some states do regulate companies that own facilities over which telecommunications services are offered.  Therefore, there is a possibility that we could be subject to increased regulation in the future in the states where  we currently provide service, or if we expand into a state that already regulates companies that facilitate provision of telecommunications services.  Although, we cannot predict whether and the extent to which a state may seek to regulate us, increased regulation would likely increase our cost of doing business.

          Employees

                    As of December 31, 2002, we employed approximately 3,200 full-time employees and 150 part-time employees. We consider our relations with our employees to be good.

Item 2.  Properties

                    A cable television system consists of three principal operating components:

•

The first component, the signal reception processing and originating point called a “headend,” receives television, cable programming service, radio and data signals that are transmitted by means of off-air antennas, microwave relay systems and satellite earth systems. Each headend includes a tower, antennae or other receiving equipment at a location favorable for receiving broadcast signals and one or more earth stations that receives signals transmitted by satellite. The headend facility also houses the electronic equipment, which amplifies, modifies and modulates the signals, preparing them for passage over the system’s network of cables.

•

The second component of the system, the distribution network, originates at the headend and extends throughout the system’s service area. A cable system’s distribution network consists of microwave relays, coaxial or fiber optic cables placed on utility poles or buried underground and associated electronic equipment.

•	The third component of the system is a “drop cable,” which extends from the distribution network into each customer’s home and connects the distribution system to the customer’s television set.

                    We own and lease parcels of real property for signal reception sites which house our antenna towers and headends, microwave complexes and business offices which includes our principal executive offices. In addition, we own our cable systems’ distribution networks, various office fixtures, test equipment and service vehicles. The physical components of our cable systems require maintenance and periodic upgrading to keep pace with technological advances. We believe that our properties, both owned and leased, are in good condition and are suitable and adequate for our business operations as presently conducted and as proposed to be conducted.

Item 3.  Legal Proceedings

                    Insight Kentucky and certain prior owners of the Kentucky systems, including affiliates of AT&T Broadband, have been named in class actions generally alleging that the Kentucky systems have improperly passed through state and local property tax charges to customers.  The plaintiffs in these actions seek monetary damages and the enjoinment of the collection of such taxes.  Such class actions are (i) Alfred P. Sykes, Jr., Charles Pearl, Linda Pearl vs. InterMedia Partners of Kentucky, L.P. and TCI TKR of Jefferson County, Inc., which was filed on March 26, 1999 in Jefferson County Circuit Court and consolidated with James F. Dooley vs. TCI TKR of Jefferson County and InterMedia Partners of Kentucky, L.P., which was filed on March 24, 1999 in Jefferson County Circuit Court, and (ii)Charles Shaw and Loretta Shaw vs. TCI TKR of Northern Kentucky, Inc. TCI TKR of Southern Kentucky, Inc., TCI Cablevision of North Central Kentucky, Inc., TCI Cablevision of Kentucky, Inc. and InterMedia Partners of Kentucky, L.P., which was filed on June 4, 1999 in the Franklin County Circuit Court.  We have entered into agreements with Plaintiffs’ counsel to settle these lawsuits, which received final court approval in December 2002.  The settlements will not have a material effect on our results of operations.

                    The City of Louisville, Kentucky has granted additional franchises to Knology, Inc. and TotaLink of Kentucky, LLC.  Our Kentucky subsidiary’s franchise from the City of Louisville provides us with the right to challenge the grant of any subsequent franchises that are on terms more favorable than our own.  Pursuant to such franchise provision, we filed for declaratory judgment in the Jefferson County Circuit Court against the City of Louisville, Kentucky for its grant of a more favorable franchise to Knology on November 2, 2000, and to TotaLink on December 21, 2000.  In May 2002,TotaLink requested and was granted a repeal of their franchise.  The City of Louisville has been granted summary judgment in the Knology action on the basis that the franchise granted Knology was not more favorable than our own.  On October 24, 2002, we filed our appeal of such ruling and await a decision from the Court.

                    On November 8, 2000, Knology filed a federal court action in the United States District Court for the Western District of Kentucky, naming Insight LP and our Kentucky operating subsidiary as defendants. The action also named the City of Louisville, Kentucky as a defendant.  The suit seeks money damages and injunctive relief for alleged violations of the antitrust laws, the Communications Act and the Civil Rights Act of 1866, arising out of our having filed, under provisions of our own franchise from the City, the state court challenge to Knology’s cable television franchise awarded by the City.  On December 20, 2000, we moved to dismiss the federal court action for failure to state a claim for relief and for being outside the jurisdiction of the federal court.  On the same date, Knology moved for a preliminary injunction “against” a provision of its franchise that suspends the franchise’s effectiveness during the pendency of our state court challenge.  The court denied our motion to dismiss and granted Knology the preliminary injunction effectively removing the stay of their franchise.  We believe we have substantial and meritorious defenses to the asserted federal claims and intend to defend the action vigorously.

                    We believe there are no other pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on us.

Item 4.  Submission of Matters to a Vote of Security Holders

             None.

PART II

Item 5.  Market for Registrant’s Common Stock and Related Stockholder Matters

                    There is no public trading market for our equity, all of which is held equally by our manager, through Insight LP, and Comcast Cable (formerly known as AT&T Broadband), through TCI of Indiana Holdings.

                    On December 17, 2002, we completed a $185.0 million offering of 9 ¾% senior notes due 2009.  The notes were issued as additional debt securities under the indenture pursuant to which we previously issued $200.0 million of the same series of notes.   We received proceeds of $176.9 million, including $3.8 million of interest accruing from October 1, 2002 through the date of issuance that will be repaid to holders of the senior notes in the first semi-annual interest payment due on April 1, 2003, and net of discounts to the initial purchasers  of $3.1 million and an original issue  discount of $8.8 million that is being amortized through October 2009.  The net proceeds were used to repay a portion of the outstanding debt under the Midwest Holdings credit facility. The notes were issued to Credit Suisse First Boston Corporation, Banc of America Securities LLC, BNY Capital Markets, Inc., Morgan Stanley & Co. Incorporated, J.P. Morgan Securities Inc., TD Securities (USA) Inc., Fleet Securities, Inc., Sun Trust Capital Markets, Inc., BNP Paribas Securities Corp. and UBS Warburg LLC pursuant to a purchase agreement dated December 12, 2002. The initial purchasers subsequently resold the notes to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, and outside the United States in accordance with Regulation S under the Securities Act.

Item 6.  Selected Financial Data

                    In the table below, we provide you with our selected consolidated historical financial and other data, including our predecessors, as of and for the five years ended December 31, 2002.  We have prepared the selected financial information using:

•	our audited financial statements for the three years ended December 31, 2002;

•

our audited financial statements for the year ended December 31, 1999, which includes the Insight Communications Midwest (formerly known as Insight Communications of Indiana) systems for the year ended December 31, 1999 and the Insight Kentucky systems from October 1, 1999 (date of acquisition) through December 31, 1999;

•

our audited financial statements of Insight Communications Midwest for the period from November 1, 1998 through December 31, 1998, which includes the Insight Communications Midwest systems which were contributed by Insight LP and AT&T Broadband as of October 31, 1998; and

•	our audited financial statements for the Noblesville, Jeffersonville and Lafayette, Indiana cable television systems for the ten-month period ended October 31, 1998.

                    When you read this selected consolidated historical financial and other data, it is important that you read along with it the historical financial statements and related notes in our consolidated financial statements included in this report, as well as “Management’s Discussion and Analysis of Financial

Condition and Results of Operations,” also included in this report.

                    Under our franchise agreements, we are obligated to pay to local franchising authorities a percentage of our revenue derived from providing cable and other services the majority of which are passed through to customers.  We have historically recorded revenue net of franchise fees charged to our customers.  Staff Announcement D-103, issued by the FASB in November 2001, specifies that reimbursements received from a customer should be reflected as revenues and not as a reduction of expenses.  This Staff Announcement applies to financial reporting periods beginning after December 15, 2001.  Upon application of this Staff Announcement, comparative financial statements for prior periods are required to be reclassified to comply with the guidance in this Staff Announcement.  Consequently, we have reclassified the prior period amounts in the accompanying consolidated statements of operations to reflect franchise fees on a gross basis with reimbursements as revenue and payments as expense.  The effect on the prior period statements of operations was to increase both revenue and selling, general and administrative costs by $24.0 million, $13.0 million, $6.9 million and $2.0 million for each of the years ended December 31, 2001, 2000, 1999 and 1998.

                    In addition, in accordance with the adoption of SFAS No. 142, beginning January 1, 2002, we no longer record amortization expense associated with franchise costs, goodwill and other indefinite lived intangible assets.  This change in accounting would have resulted in a net income (loss) of $(72.1) million, $(49.4) million, $(15.7) million and $8.9 million for each of the years ended December 31, 2001, 2000, 1999 and 1998.

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(dollars in thousands)
Statement of Operations Data:
Revenues	$804,812	$725,963	$392,680	$208,156	$59,370
Operating costs and expenses:
Programming and other operating costs	273,214	256,902	133,214	60,624	14,658
Selling, general and administrative	153,620	134,713	72,466	44,100	10,729
Management fees	23,593	20,616	10,964	5,932	1,662
Non-recurring high-speed data charges	4,116	3,785	—	—	—
Depreciation and amortization	211,837	373,030	195,669	109,110	24,788

Total operating costs and expenses	666,380	789,046	412,313	219,766	51,837

Operating income (loss)	138,432	(63,083)	(19,633)	(11,610)	7,533
Other income (expense):
Loss from early extinguishment of debt	—	(10,315)	—	—	—
Interest expense	(180,465)	(188,609)	(113,054)	(51,235)	(5,862)
Interest income	176	809	919	335	38
Other	(187)	(1,998)	(342)	(167)	(91)

Total other expense	(180,476)	(200,113)	(112,477)	(51,067)	(5,915)

Net income (loss)	(42,044)	(263,196)	(132,110)	(62,677)	1,618
Accrual of preferred interests	(20,107)	(19,432)	—	—	—

Net income (loss) attributable to partners	$(62,151)	$(282,628)	$(132,110)	$(62,677)	$1,618

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(dollars in thousands)
Other Financial Data:
OCF (1)	$354,385	$313,732	$176,036	$97,500	$32,321
OCF Margin (2)	44.0%	43.2%	44.8%	46.8%	54.4%
Capital expenditures	$280,027	$319,956	$196,103	$107,901	$25,454
Net cash provided by operating activities	170,179	161,536	60,151	102,917	41,375
Net cash used in investing activities	290,165	399,995	199,812	110,440	26,052
Net cash provided by financing activities	117,777	244,870	109,400	21,627	4,318
Balance Sheet Data:
Cash and cash equivalents	$9,937	$12,146	$5,735	$35,996	$19,493
Property, plant and equipment, net	1,202,003	1,133,627	681,490	596,246	129,776
Total assets	3,626,246	3,561,080	1,699,547	1,706,599	527,332
Total debt, including preferred interests	2,625,416	2,484,075	1,347,523	1,232,000	460,000
Partners’ capital	763,406	820,622	236,437	368,547	44,195

	Indiana Systems	Kentucky Systems	Illinois Systems (3)	Ohio System	Total Systems

Technical Data:
Network miles	8,700	9,300	7,700	2,600	28,300
Number of headends	16	6	22	1	45
Number of headends expected upon completion of upgrades during 2003 (4)	11	5	19	1	36
Number of headends serving 95% of our customers expected upon completion of our upgrades (4)	3	4	6	1	14

Operating Data:
Homes passed (5)	569,200	783,100	687,800	198,700	2,238,800
Basic customers (6)	326,000	449,100	413,700	88,100	1,276,900
Basic penetration (7)	57.3%	57.4%	60.2%	44.3%	57%
Digital ready homes (8)	299,300	446,700	395,400	81,700	1,223,100
Digital customers (9)	77,000	143,400	82,800	29,400	332,600
Digital penetration (10)	25.7%	32.1%	20.9%	35.9%	26.9%
Premium units (11)	131,500	233,800	188,100	64,400	617,800
Premium penetration (12)	40.3%	52.1%	47.0%	73.0%	46.6%
Cable modem customers (13)	35,600	51,500	30,900	18,600	136,600

(1)

Operating Cash Flow (“OCF”) represents operating income or loss before depreciation and amortization and non-recurring high-speed data costs.  We believe that OCF is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity.  However, OCF is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or cash flows as a measure of liquidity, as determined in accordance with accounting principles generally accepted in the United States.  Refer to our consolidated financial statements, including our consolidated statements of cash flows, which appear elsewhere in this report.

(2)	Represents operating cash flow as a percentage of total revenues.

(3)	Does not include the Griffin, Georgia system which was sold to an affiliate of Comcast Cable on February 28, 2003.

(4)	The upgrades of the Illinois systems acquired in 2001 are scheduled to be substantially completed by mid-2003.

(5)	Homes passed are the number of single residence homes, apartments and condominium units passed by the cable distribution network in a cable system’s service area.

(6)

Basic customers are customers of a cable television system who receive a package of over-the-air broadcast stations, local access channels and certain satellite-delivered cable television services, other than premium services, and who are usually charged a flat monthly rate for a number of channels.

(7)	Basic penetration means basic customers as a percentage of total number of homes passed.

(8)	Digital ready homes means the total number of homes passed to which digital service is available.

(9)	Customers with a digital converter box.

(10)	Digital penetration means digital service units as a percentage of digital ready homes.

(11)	Premium units mean the number of subscriptions to premium services, which are paid for on an individual unit basis.

(12)

Premium penetration means premium service units as a percentage of the total number of basic customers. A customer may purchase more than one premium service, each of which is counted as a separate premium service unit. This ratio may be greater than 100% if the average customer subscribes to more than one premium service unit.

(13)	Customers receiving high-speed Internet service.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

                    On July 17, 2000, we entered into a ten-year agreement with AT&T Broadband (now known as Comcast Cable) that allows Comcast Cable to provide telephone services  using our network infrastructure and Comcast Cable’s  switching and transport facilities.

                    On January 5, 2001 (effective January 1, 2001), we completed a series of transactions with Insight LP and certain cable subsidiaries of AT&T Corp. that increased by approximately 530,000 the number of customers we serve. We refer in this report to these transactions, including related bank financing, as the “AT&T transactions.” Specifically, we acquired:

•

all of Insight LP’s systems not already owned by us, including Insight Ohio, serving approximately 175,000 customers, as well as systems which Insight LP acquired from the AT&T cable subsidiaries serving approximately 105,000 customers; and

•	systems from the AT&T cable subsidiaries located in Illinois serving approximately 250,000 customers.

We financed the acquisition of the systems from Insight LP and the AT&T cable subsidiaries by borrowing  $685.0 million under the Insight Midwest credit facility.

Results of Operations

                    Revenues are earned from customer fees for cable television programming services including premium, digital and pay-per-view services and ancillary services, such as rental of converters and remote control devices, installations and from selling advertising.  In addition, we earn revenues from providing high-speed data services and from facilitating the delivery of telephone services as well as from commissions for products sold through home shopping networks.

                    Under our franchise agreements, we are obligated to pay to local franchising authorities a percentage of our revenue derived from providing cable and other services the majority of which are passed through to customers.  We have historically recorded revenue net of franchise fees charged to our customers.  Staff Announcement D-103, issued by the FASB in November 2001, specifies that reimbursements received from a customer should be reflected as revenues and not as a reduction of expenses.  This Staff Announcement applies to financial reporting periods beginning after December 15, 2001.  Upon application of this Staff Announcement, comparative financial statements for prior periods are required to be reclassified to comply with the guidance in this Staff Announcement.  Consequently, we have reclassified the prior period amounts in the accompanying consolidated statements of operations to reflect franchise fees on a gross basis with reimbursements as revenue and payments as expense.  The effect on the prior period statements of operations was to increase both revenue and selling, general and administrative costs by $24.0 million for the year ended December 31, 2001 and $13.0 million for the year ended December 31, 2000.

                    We have generated increases in revenues and Operating Cash Flow for each of the past three fiscal years, primarily through a combination of acquisitions, internal customer growth, increases in monthly revenue per customer and growth in advertising and increasingly new revenue from selling new services including high-speed data access and interactive digital video.

                    Some of the principal reasons for our net losses through December 31, 2001 include depreciation and amortization associated with our acquisitions and capital expenditures related to the construction and upgrading of our systems, and interest costs on borrowed money.  Beginning January 1, 2002, we no longer record amortization expense associated with goodwill and franchise costs; however, we expect to continue to report net losses for the foreseeable future.  We cannot predict what impact, if any, continued losses will have on our ability to finance our operations in the future.

                    The following table is derived for the periods presented from our consolidated financial statements that are included in this report and sets forth certain statement of operations data for our consolidated operations:

	Year ended December 31,

	2002	2001	2000

	(in thousands)
Revenue	$804,812	$725,963	$392,680
Operating costs and expenses:
Programming and other operating costs	273,214	256,902	133,214
Selling, general and administrative	153,620	134,713	72,466
Management fees	23,593	20,616	10,964
Non-recurring high-speed data service charges	4,116	3,785	––
Depreciation and amortization	211,837	373,030	195,669

Total operating costs and expenses	666,380	789,046	412,313

Operating income (loss)	138,432	(63,083)	(19,633)
Operating cash flow	354,385	313,732	176,036
Interest expense	180,465	188,609	113,054
Net loss	(42,044)	(263,196)	(132,110)
Net cash provided by operating activities	170,179	161,536	60,151
Net cash used in investing activities	290,165	399,995	199,812
Net cash provided by financing activities	117,777	244,870	109,400

                    Operating Cash Flow (“OCF”) represents operating income or loss before depreciation and amortization and non-recurring high-speed data costs.  We believe that OCF is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity.  However, OCF is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or cash flows as a measure of liquidity, as determined in accordance with accounting principles generally accepted in the United States.  Refer to our consolidated financial statements, including our consolidated statements of cash flows, which appear elsewhere in this report.

                    The following calculations of OCF are not necessarily comparable to similarly titled amounts of other companies:

	Year ended December 31,

	2002	2001	2000

	(in thousands)
Operating income (loss)	$138,432	$(63,083)	$(19,633)
Adjustments:
Depreciation and amortization	211,837	373,030	195,669
Non-recurring high-speed data costs	4,116	3,785	––

Operating Cash Flow	$354,385	$313,732	$176,036

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

                    Revenue increased $78.8 million or 11% to $804.8 million for the year ended December 31, 2002 from $726.0 million for the year ended December 31, 2001.  The increase in revenue was primarily the result of gains in our high-speed data and digital services with revenue increases over the prior year period of 65% and 40%.  In addition, our basic cable service revenue increased primarily due to basic cable rate increases.

          Revenue by service offering were as follows for the years ended December 31, (in thousands):

	2002		2001

	Revenue by Service Offering	% of Total Revenue	Revenue by Service Offering	% of Total Revenue

Basic	$506,128	62.9%	$474,995	65.4%
Digital	66,124	8.2%	47,134	6.5%
High-speed data	58,968	7.3%	35,825	4.9%
Premium	58,934	7.3%	57,625	7.9%
Analog pay-per-view	1,415.2%		4,102.6%
Advertising sales	53,415	6.7%	46,907	6.5%
Franchise fees	25,762	3.2%	23,959	3.3%
Other	34,066	4.2%	35,416	4.9%

Total	$804,812	100.0%	$725,963	100.0%

          RGUs (Revenue Generating Units) were approximately 1,798,900 as of December 31, 2002 compared to approximately 1,640,200 as of December 31, 2001.  This represents a growth rate of 10%.  RGUs represent the sum of basic, digital,  high-speed data and telephone customers.

          Average monthly revenue per basic customer was $51.91 for the year ended December 31, 2002 compared to $47.34 for the year ended December 31, 2001, primarily reflecting the continued successful rollout of new product offerings in all markets.  Average monthly revenue per basic customer for high-speed data and interactive digital video increased to $8.07 for the year ended December 31, 2002 from $5.41 for the year ended December 31, 2001.

          Programming and other operating costs increased $16.3 million or 6% to $273.2 million for the year ended December 31, 2002 from $256.9 million for the year ended December 31, 2001.  The increase in programming and other operating costs was primarily the result of increased programming rates for our classic and digital service as well as for additional programming added in rebuilt systems offset by decreases in high-speed data costs.  Programming costs increased 11% for the year ended December 31, 2002 as compared to the year ended December 31, 2001.

          Selling, general and administrative expenses increased $18.9 million or 14% to $153.6 million for the year ended December 31, 2002 from $134.7 million for the year ended December 31, 2001.  The increase in selling, general and administrative expenses was primarily the result of increased customer service and insurance costs partially offset by a decrease in marketing costs.

          Management fees are directly related to revenue as these fees are calculated as approximately 3% of revenues.

          On September 28, 2001, At Home Corporation (“@Home”), the former provider of high-speed data services for all of our systems except for those located in Ohio, filed for protection under Chapter 11 of the Bankruptcy Code.  For the purpose of continuing service to existing customers and to resume the provisioning of service to new customers, we entered into an interim agreement with @Home to extend service through November 30, 2001.  Further, in December 2001, we entered into an additional interim service arrangement whereby we paid $10.0 million to @Home to extend service for three months through February 28, 2002, which was recorded as expense ratably over this three-month period.

          As a result of these interim arrangements we incurred approximately $2.8 million in excess of our original agreed-to cost for such services rendered during the year ended December 31, 2001.  Additionally, as of December 31, 2001, we recorded an allowance for bad debt of $1.0 million for a net receivable from @Home in connection with monies @Home collected from our high-speed data customers on our behalf prior to September 28, 2001.  Additionally, we incurred approximately $4.1 million in excess of our original agreed-to cost for such services rendered during the three months ended March 31, 2002.  These additional costs are included in non-recurring high-speed data service charges in our statement of operations.

          Depreciation and amortization expense decreased $161.2 million or 43% to $211.8 million for the year ended December 31, 2002 from $373.0 million for the year ended December 31, 2001.  The decrease in depreciation and amortization expense was primarily the result of ceasing the amortization of goodwill and indefinite lived intangible assets associated with the adoption of SFAS No. 142, effective January 1, 2002.  This was partially offset by an $11.1 million write-down of the carrying value of current video-on-demand equipment, which was replaced as of December 31, 2002 in connection with our transition to a new video-on-demand service provider.

          OCF increased $40.7 million or 13% to $354.4 million for the year ended December 31, 2002 from $313.7 million for the year ended December 31, 2001.  This increase was primarily due to increased digital and high-speed data revenue, partially offset by increases in programming and other operating costs and selling, general and administrative costs.

          Interest expense decreased $8.1 million or 4% to $180.5 million for the year ended December 31, 2002 from $188.6 million for the year ended December 31, 2001.  This decrease was the result of lower interest rates, which averaged 7.4% for the year ended December 31, 2002, compared to 8.5% for the year ended December 31, 2001, partially offset by higher outstanding debt.

          For the year ended December 31, 2002, the net loss was $42.0 million primarily for the reasons set forth above.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

                    Revenue increased $333.3 million or 85% to $726.0 million for the year ended December 31, 2001 from $392.7 million for the year ended December 31, 2000. The increase in revenue was primarily the result of the cable systems acquired in the AT&T transactions, including the Ohio Systems. The incremental revenue generated by the cable systems acquired in the AT&T transactions approximated $293.3 million, which represents 88% of the increase in consolidated revenue. Excluding the systems acquired in the AT&T transactions, revenue increased $40.0 million or 10% largely due to the sale of new services, and revenue for digital and high-speed data increased by $27.0 million, a combined 136% growth rate.

Revenue by service offering were as follows for the years ended December 31, (in thousands):

	2001		2000

	Revenue by Service Offering	% of Total Revenue	Revenue by Service Offering	% of Total Revenue

Basic	$474,995	65.4%	$270,733	68.9%
Digital	47,134	6.5%	11,287	2.9%
High-speed data	35,825	4.9%	8,671	2.2%
Premium	57,625	7.9%	34,300	8.7%
Analog pay-per-view	4,102.6%		4,636	1.2%
Advertising sales	46,907	6.5%	27,385	7.0%
Franchise fees	23,959	3.3%	12,960	3.3%
Other	35,416	4.9%	22,708	5.8%

Total	$725,963	100.0%	$392,680	100.0%

                    Average monthly revenue per basic customer was $47.34 for the year ended December 31, 2001 compared to $44.11 for the year ended December 31, 2000 primarily reflecting the continued successful rollout of new product offerings in the Indiana, Kentucky and Ohio markets. Average monthly revenue per basic customer for high-speed data and interactive digital video increased to $5.41 for the year ended December 31, 2001 from $2.08 for the year ended December 31, 2000. Excluding the systems acquired in the AT&T transactions, the number of high-speed data service customers increased to approximately 48,000 as of December 31, 2001 from approximately 23,600 as of December 31, 2000, while digital customers increased to approximately 168,300 as of December 31, 2001 from approximately 74,900 as of December 31, 2000.

                    Programming and other operating costs increased $123.7 million or 93% to $256.9 million for the year ended December 31, 2001 from $133.2 million for the year ended December 31, 2000. The increase in programming and other operating costs was primarily the result of the cable systems acquired in the AT&T transactions. The incremental expense resulting from the acquisition of these systems approximated $102.4 million, which represents 83% of the increase in programming and other operating costs. Excluding these systems, programming and other operating costs increased by approximately $21.3 million or 16%, primarily as a result of increased programming rates and additional programming.

                    Selling, general and administrative expenses increased $62.2 million or 86% to $134.7 million for the year ended December 31, 2001 from $72.5 million for the year ended December 31, 2000. The increase in selling, general and administrative expenses was primarily the result of the cable systems acquired in the AT&T transactions. The incremental expense resulting from the acquisition of these systems approximated $56.6 million, which represents 91% of the increase in selling, general and administrative costs. Excluding these systems, selling, general and administrative costs increased by approximately $5.6 million or 8%, primarily reflecting increased marketing activity and corporate expenses associated with new service introductions.

                    Management fees are directly related to revenue as these fees are calculated as approximately 3% of revenues.

                    Non-recurring high-speed data service charges were incurred in the year ended December 31, 2001 as a result of payments made to @Home. For the purpose of continuing service to existing customers and to resume the provisioning of service to new customers, we entered into an interim agreement with @Home to extend service through November 30, 2001. Further, in December 2001, we entered into an additional interim service arrangement whereby we paid $10.0 million to @Home to extend service for three months through February 28, 2002 that is being recorded into expense ratably over the three-month period. As a result of these interim arrangements we incurred approximately $2.8 million in excess of our original agreed-to cost for such services rendered during the year ended December 31, 2001. Additionally, we have recorded an allowance for bad debt of $1.0 million for a net receivable from @Home in connection with monies @Home collected from our high-speed data customers on our behalf prior to September 28, 2001. These additional costs are included in non-recurring high-speed data service charges in our statement of operations.

                    Depreciation and amortization expense increased $177.4 million or 91% to $373.0 million for the year ended December 31, 2001 from $195.7 million for the year ended December 31, 2000. The increase in depreciation and amortization expense was primarily the result of the cable systems acquired in the AT&T transactions. The incremental expense resulting from the acquisition of these systems approximated $144.4 million, which represents 81% of the increase in depreciation and amortization expense. Excluding these systems, depreciation and amortization expense increased by approximately $33.0 million or 17%, primarily due to capital expenditures made to rebuild our existing cable equipment, roll-out new product offerings and add telephony capabilities to our network.

                    OCF increased $137.7 million or 78% to $313.7 million for the year ended December 31, 2001 from $176.0 million for the year ended December 31, 2000. This increase was primarily due to the result of the cable systems acquired in the AT&T transactions.

                    Interest expense increased $75.6 million or 67% to $188.6 million for the year ended December 31, 2001 from $113.1 million for the year ended December 31, 2000. The increase in interest expense was primarily the result of higher outstanding debt resulting from the cable systems acquired in the AT&T transactions and funding of capital expenditures during the past year offset by lower average interest rates.

                    For the year ended December 31, 2001, the net loss was $263.2 million primarily for the reasons set forth above.

Liquidity and Capital Resources

          Our business requires cash for operations, debt service, capital expenditures and acquisitions.  The cable television business has substantial on-going capital requirements for the construction, expansion and maintenance of its broadband networks.  Expenditures have been made for various purposes including the upgrade of our existing cable network, and in the future will be used for network extensions, new services, converters and network upgrades.  Historically, we have been able to meet our cash requirements with cash flow from operations, borrowings under our credit facilities and issuances of private and public debt.

          Cash provided by operations for the years ended December 31, 2002 and 2001 was $170.2 million and $161.5 million.  The increase was primarily attributable to the timing of cash receipts and payments related to working capital accounts.

          Cash used in investing activities for the years ended December 31, 2002 and 2001 was $290.2 million and $400.0 million.  The decrease was primarily attributable to a decrease in capital expenditures and the absence of significant cable television system acquisitions in 2002.

          Cash provided by financing activities for the years ended December 31, 2002 and 2001 was $117.8 million and $244.9 million.  The decrease was primarily attributable to lower net borrowings from credit facilities in 2002 and the absence of significant cable television system acquisitions in 2002.

          For the years ended December 31, 2002 and 2001, we spent $280.0 million and $320.0 million in capital expenditures largely to support our plant rebuild in Illinois, which is expected to be substantially complete by mid-2003, telephone deployment and success-based capital including interactive digital and high-speed data expansion.  For the year ending December 31, 2003, it is anticipated that we will spend approximately $217.5 million on capital expenditures.

          We have concluded a number of financing transactions, which fully support our operating plan.  These transactions are detailed as follows:

          On October 1, 1999, in connection with our formation and the acquisition of a 50% interest in the Kentucky systems, we completed an offering of $200.0 million principal amount of its 9¾% senior notes due 2009.   The net proceeds of the offering were used to repay certain outstanding debt of the Kentucky systems.  On November 6, 2000, we completed an offering of $500.0 million principal amount of our 10½% senior notes due 2010.  The net proceeds of the offering of $486.0 million were used to repay a portion of the Indiana and Kentucky credit facilities.  Interest on the 9¾% senior notes is payable on April 1 and October 1 of each year and interest on the 10½% senior notes is payable on May 1 and November 1 of each year.  The indentures relating to these senior notes impose certain limitations on our ability to, among other things, incur debt, make distributions, make investments and sell assets.

          On January 5, 2001, we consummated the AT&T transactions with Insight LP and the AT&T cable subsidiaries.  As a result of these AT&T transactions, additional cable television systems serving approximately 530,000 customers were contributed to us.  In conjunction with the AT&T transactions, our subsidiary, Insight Midwest Holdings, LLC, which serves as a holding company for all of our systems other than the Columbus, Ohio system, consummated on January 5, 2001 a $1.75 billion credit facility from which it borrowed $663.0 million to repay the then-existing credit facilities and $685.0 million to finance the AT&T transactions.  In connection with the financing of the AT&T Transactions, Insight LP borrowed approximately $20.0 million from Insight Midwest Holdings pursuant to a three-year revolving note.  On February 15, 2001, Insight LP repaid the note, in full, including interest.

          The Midwest Holdings credit facility permits the distribution of cash from Midwest Holdings’ subsidiaries to enable us to pay principal and interest on our 9¾% senior notes and 10½% senior notes, so long as there exists no default under the credit facility.  The Midwest Holdings credit facility contains covenants restricting, among other things, the ability of Midwest Holdings and its subsidiaries to acquire or dispose of assets, make investments and engage in transactions with related parties.  The facility also requires compliance with certain financial ratios and contains customary events of default.  As of December 31, 2002, we were in compliance with the Midwest Holdings credit facility’s covenant requirements.  Given current operating conditions and projected results of operations, we anticipate continued compliance under this credit facility agreement for the foreseeable future.

          We acquired all of the common equity interests of Insight Ohio as part of the AT&T transactions.  Insight Ohio is an unrestricted subsidiary under the indentures governing our notes, and is prohibited by the terms of its indebtedness from making distributions to us.  Insight Ohio has a $25.0 million reducing revolving credit facility that supports the Ohio system.  The facility requires principal payments commencing in March 2003 through September 2004.  As of December 31, 2002, $25.0 million was outstanding under this credit facility.  We have determined that Insight Ohio’s cash flow from operations will not be sufficient to finance its operating and capital requirements, debt service requirements and preferred interest distributions over the next year.  As such, we have committed to provide capital contributions to fund the cash requirements of Insight Ohio through December 31, 2003.  Given current operating conditions and projected results of operations, we anticipate full compliance with this credit facility agreement for the foreseeable future.

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

          On April 18, 2002, we entered into an amendment to the Insight Midwest Holdings credit facility which delayed by six months the scheduled reduction to the leverage ratio covenant to allow Insight Midwest Holdings more financing flexibility, and increased the aggregate amount that can be distributed to us for the purpose of making investments in Insight Ohio.  Previously, on March 28, 2002, Insight Communications loaned $100.0 million to us to lower its effective interest rates, $97.0 million of which was contributed to Insight Midwest Holdings on April 18, 2002 for use in paying down the credit facility balance and in funding financing costs associated with the amendments, and $3.0 million of which was contributed to Insight Ohio.  On June 6, 2002, a further amendment to the credit facility was entered into which permits distributions by Insight Midwest Holdings to us for the purpose of repaying the $100.0 million loan so long as there is no default under the Midwest Holdings credit facility.  The loan to us bears annual interest of 9%, has a scheduled maturity date of January 31, 2011 and permits prepayments.

          On December 17, 2002, we completed a $185.0 million add-on offering under the 9¾% senior notes indenture.  We received proceeds of $176.9 million, including $3.8 million of interest accruing from October 1, 2002 through the date of issuance that will be repaid to holders of the bonds in the first semi-annual interest payment due on April 1, 2003, and net of an underwriting fee of $3.1 million and reflects a bond discount of $8.8 million that is being amortized through October 2009.  The proceeds of this offering were used to repay a portion of the outstanding revolving loans under the Midwest Holdings Credit Facility.  Since this add-on offering occurred under the 9¾% senior notes indenture, these additional debt securities and the previous 9¾% senior notes are considered a single series of senior notes with identical terms.

          We have a substantial amount of debt.  Our high level of debt could have important consequences for you.    Our principal source of cash is derived from our subsidiaries’ operations and borrowings which we use to pay our obligations.    We believe that the Midwest Holdings credit facility, cash on-hand and our cash flow from operations are sufficient to support our current operating plan.  We have the ability to draw upon the $312.0 million of unused availability under the Midwest Holdings Credit Facility as of December 31, 2002 to fund any shortfall resulting from the inability of our cash from operations to fund our capital expenditures, meet our debt service requirements or otherwise fund our operations.

          The following table summarizes our contractual obligations and commitments, excluding interest, preferred dividends and commitments for programming, as of December 31, 2002, including periods in which the related payments are due (in thousands):

	Long-Term Debt	Preferred Interests	Operating Leases	Total

2003	$5,000	$—	$2,628	$7,628
2004	80,000	—	1,881	81,881
2005	81,250	—	1,274	82,524
2006	81,250	140,000	942	222,192
2007	81,250		445	81,695
Thereafter	2,119,250	55,869	895	2,176,014

Total cash obligations	$2,448,000	$195,869	$8,065	$2,651,934

Recent Accounting Pronouncements

          In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”.  SFAS No. 145 eliminates the requirement under SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, to report gains and losses from extinguishments of debt as extraordinary items in the income statement.

Accordingly, gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”.  Upon adoption of this pronouncement, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of APB Opinion No. 30 for such classification should be reclassified to conform to the provisions of SFAS No. 145.  In connection with our adoption of this pronouncement on December 31, 2002, we reclassified a loss from early extinguishment of debt of $10.3 million, recorded during the year ended December 31, 2001, to results from continuing operations.

          In June 2002, the FASB issued SFAS No. 146, “Accounting for Disposal Obligations”, which became effective for us beginning January 1, 2003.  SFAS No. 146 supersedes EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  SFAS No. 146 addresses the accounting for and disclosure of costs to terminate an existing contractual obligation (including but not limited to operating leases), incremental direct and other costs associated with the related disposal activity and termination benefits (severance pay) provided to employees pursuant to a one-time benefit arrangement that does not constitute a preexisting or newly-created ongoing benefit plan.  The adoption of SFAS No. 146 had no impact on our consolidated financial position or results of operations.

Critical Accounting Policies

          The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements.  We evaluate our estimates and judgments on an on-going basis.  We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances.  Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results.  We believe the following accounting policies are the most critical to us, in that they are important to the portrayal of our financial statements and they require our most difficult, subjective or complex judgments in the preparation of our consolidated financial statements.

        Fair Value of Assets Acquired and Liabilities Assumed in Purchase Combinations

          The purchase combinations carried out by us require management to estimate the fair value of the assets acquired and liabilities assumed in the combinations.  These estimates of fair value are based on our business plan for the entities acquired including planned redundancies, restructuring, use of assets acquired and assumptions as to the ultimate resolution of obligations assumed for which no future benefit will be received.  We also utilize appraisal reports issued by independent appraisers.  Should actual use of assets or resolution of obligations differ from our estimates, revisions to the estimated fair values would be required.  If a change in estimate occurs after the purchase price allocation has been finalized, the change would be recorded in our statement of operations.

        Goodwill and Other Identifiable Intangibles

          We assess the impairment of goodwill and other indefinite-lived intangible assets annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Some factors we consider important which could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

•	Significant negative industry or economic trends.

          When we determine that the carrying value of goodwill and other indefinite-lived intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.  With the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002 we ceased amortizing goodwill and franchise costs arising from acquisitions.  In lieu of amortization, we perform an annual impairment analysis.  If we determine through the impairment review process that goodwill or franchise costs have been impaired, we would record an impairment charge in our statement of operations.

        Fixed Assets

Fixed assets include costs capitalized for labor and overhead incurred in connection with the installation of cable systems and is stated at cost.  Depreciation for buildings, cable system equipment, furniture, fixtures and office equipment is calculated using the straight-line method over estimated useful lives ranging from 2 to 30 years.  Building improvements are amortized using the straight-line method over shorter of the remaining terms of the leases or the estimated lives of the improvements.

Risk Factors

          We have substantial debt and have significant interest payment requirements, which may adversely affect our ability to obtain financing in the future to finance our operations and our ability to react to changes in our business.

                    We have a substantial amount of debt. The following table shows certain important credit statistics about us.

	As of December 31, 2002

	(dollars in thousands)
Total debt, including preferred interests	$2,625,416
Partners’ capital	763,406
Debt to equity ratio	3.4	x

          Our high level of combined debt could have important consequences for you, including the following:

•	Our ability to obtain additional financing in the future for capital expenditures, acquisitions, working capital or other purposes may be limited;

•

We will need to use a large portion of our revenues to pay interest on our borrowings, which will reduce the amount of money available to finance our operations, capital expenditures and other activities;

•	Some of our debt has a variable rate of interest, which exposes us to the risk of increased interest rates; and

•	Our indebtedness may limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions.

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

                    Our subsidiaries’ ability to make payments to us will depend upon their operating results. Our subsidiaries must make payments to Insight LP under their management agreements.  Our ability to receive cash from our subsidiaries is restricted by the terms of the Midwest Holdings credit facility.  The Midwest Holdings credit facility permits Midwest Holdings’ subsidiaries to distribute cash to us, but only so long as there is no default under such credit facility. If there is a default under the Midwest Holdings credit facility, we would not have any cash to pay interest on our obligations.  The terms of its indebtedness prohibit Insight Ohio from making distributions to us.

                    Furthermore, borrowings under the Midwest Holdings credit facility are secured and will mature prior to our outstanding notes.  Accordingly, we may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

          The Midwest Holdings’ credit facility requires us to comply with various financial and operating restrictions which could limit our ability to compete as well as our ability to expand.

                    The Midwest Holdings credit facility contains covenants that restrict Midwest Holdings’ subsidiaries ability to:

•	distribute funds or pay dividends to us;

•	incur additional indebtedness or issue additional equity;

•	repurchase or redeem equity interests and indebtedness;

•	pledge or sell assets or merge with another entity;

•	create liens; and

•	make certain capital expenditures, investments or acquisitions.

                    Such restriction could limit our ability to compete as well as our ability to expand. The ability of Midwest Holdings’ subsidiaries to comply with these provisions may be affected by events beyond our control. If they were to breach any of these covenants, they would be in default under the credit facility and they would be prohibited from making distributions to us.

          We have a history of net losses, and may not be profitable in the future.

                    We have a history of net losses and expect to incur additional net losses in the future. We incurred a net loss before accruals of preferred interests of $132.1 million for the year ended December 31, 2000, $263.2 million for the year ended December 31, 2001 and $42.0 million for the year ended December 31, 2002.

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

                    We are still in the process of integrating the Illinois systems we acquired in January 2001. The historical financial information of our systems may not fully indicate our future operating results. This makes it difficult for you to completely evaluate our performance.

          We could face considerable business and financial risk in implementing our acquisition strategy.

                    As part of our strategy of pursuing value-enhancing transactions, we intend to seek to swap or acquire systems that strategically fit our clustering and operating strategy.  Although we regularly engage in discussions with respect to possible acquisitions and joint ventures, we do not currently have any understandings, commitments or agreements relating to any acquisitions. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and an increase in amortization expenses related to goodwill and other intangible assets, which could have a material adverse effect upon our business, financial condition and results of operations.

          Risks we could face with respect to acquisitions include:

•	difficulties in the integration of the operations, technologies, products and personnel of the acquired company;
•	risks of entering markets in which we have no or limited prior experience;
•	diversion of management’s attention away from other business concerns; and
•	expenses of any undisclosed or potential legal liabilities of the acquired company.

          The risks associated with acquisitions could have a material adverse effect upon our business, financial condition and results of operations. We cannot assure that we will be successful in consummating future acquisitions on favorable terms or at all.

          Our programming costs are substantial and they may increase, which could result in a decrease in profitability if we are unable to pass that increase on to our customers.

                    In recent years the cable industry has experienced a rapid escalation in the cost of programming, and sports programming in particular. For 1998 through 2002, programming costs increased significantly. Our cable programming services are dependent upon our ability to procure programming that is attractive to our customers at reasonable rates. Programming costs may continue to escalate and we may not be able to pass programming cost increases on to our customers. Our financial condition and results of operations could be negatively affected by further increases in programming costs. Programming has been and is expected to continue to be our largest single expense item and accounted for approximately 44% of the total programming and other operating costs and selling, general and administrative expenses and management fees for our systems  for the year ended December 31, 2002.

                    We are uncertain whether the recent acquisition by Comcast of AT&T’s broadband business will have an adverse effect on our future financial and operating results, and whether it will affect our telephone services contract or programming costs.

                    Until recently, we were owned 50% by our manager, as general partner, and 50% by an indirect subsidiary of AT&T Broadband, as limited partner. AT&T Broadband was a fully integrated business unit of AT&T Corp.  As a result of Comcast’s acquisition of AT&T Broadband on November 18, 2002, a new senior management team comprised principally of individuals that prior to the transaction operated the Comcast cable properties will exercise significant control over decisions relating to our limited partner. Our partnership agreement prohibits us from taking certain actions without the approval of the limited partner. Accordingly, we will be dependent upon the discretion of our limited partner’s new management in obtaining approval for certain significant transactions.

                    Our long-term agreements with Comcast Cable to facilitate the delivery of local telephone services uses Comcast Cable’s switching and transport facilities and our network infrastructure, on which Comcast Cable leases capacity for a fee. Comcast Cable is the regulated telephone carrier for the provision of the telephone services. We are unable to predict whether the new management for Comcast Cable will affect our contractual relationship for the provision of telephone services.  Furthermore, there can be no assurance how Comcast Cable will continue to carry out its obligations under our telephone agreements, whether with respect to existing or future deployments.

                    All of our existing deployments of telephone services are marketed under the AT&T Digital Phone brand.  We are uncertain whether Comcast has made any arrangements with AT&T for the continued licensing to us of the AT&T Digital Phone brand, as required by the terms of the agreements. It has been the belief of our management that our telephone services would be able to achieve higher penetration levels by marketing the service under the AT&T brand and leveraging AT&T’s telephone expertise with our local presence and customer relationships. We are unable to predict whether the inability to market telephone services using the AT&T brand would have an adverse effect on the future results of our telephone operations.

                    We have relied in the past on our contractual arrangements with AT&T Broadband’s programming supplier, Satellite Services, Inc., for the purchase of certain programming services for our systems at what we believe are attractive rates. As a result of Comcast’s acquisition of AT&T Broadband, Comcast and AT&T Broadband in many cases have long-term agreements, in some cases with the same counter parties, for the same services and products, such as programming. In the cases where there are separate agreements with the same counterparties, Comcast is presently evaluating whether such agreements apply only to the operations to which they have historically applied or whether instead one of the two contracts will apply to the operations of both companies and the other contract will be terminated. We are unable to determine whether such matters will have an adverse effect on our programming costs.

          The competition we face from other cable networks and alternative service providers may cause us to lose market share.

                    The impact from competition, particularly from direct broadcast satellite television systems and companies that overbuild in our market areas, has resulted in a decrease in customer growth rates as well as a loss of subscribers. The industry growth rate for basic customers for the years ended December 2002 and 2001 was 5.7% and 1% respectively, while satellite penetration as of December 2002 averaged 15.8% nationwide, slightly down  from 16.5% in December 2000. This in turn has negatively impacted our financial performance. Increased competition may continue to impact our financial performance. Many of our potential competitors have substantially greater resources than we do, and we cannot predict the market share our competitors will eventually achieve, nor can we predict their ability to develop products which will compete with our planned new and enhanced products and services such as high-speed data access, video-on-demand and telephone services.

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

                    Since our cable systems are operated under non-exclusive franchises, competing operators of cable systems and other potential competitors, such as municipalities and municipal utility providers, may be granted franchises to build cable systems in markets where we hold franchises. Competition in geographic areas where a secondary franchise is obtained and a cable network is constructed is called “overbuilding.” As of December 31, 2002, approximately 8.7% of the homes passed by our cable systems were overbuilt. Also as of December 31, 2002 an affiliate of Southern Indiana Gas and Electric Co. has overbuilt our Evansville, Indiana system and passes approximately 82,300 homes also passed by us. In addition, Knology, Inc. has obtained a franchise to provide cable television service in the City of Louisville, Kentucky, where we operate a system, although they  have not constructed a cable system In addition, as of December 31, 2002, WideOpenWest had overbuilt our Columbus, Ohio system and passes approximately 129,100 homes also passed by us. In our Illinois systems, the city of Springfield is considering a municipal overbuild. We cannot predict what effect competition from these or future competitors will have on our business and operations.

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

                    As we expand our offerings to include telephone services, the  telephone services we deliver will be subject to competition from existing providers, including both local exchange telephone companies and long-distance carriers. We cannot predict the extent to which the presence of these competitors will influence customer penetration in our telephone service areas.

                    We expect that the most significant competitors for our Internet access and telephone service offerings will be the existing local exchange telephone companies as well as resellers using the local exchange telephone companies’ communications networks.  These competitors are currently the predominant providers of Internet and telephone services in our markets.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

                    Our revolving credit and term loan agreements bear interest at floating rates.  Accordingly, we are exposed to potential losses related to changes in interest rates.  We do not enter into derivatives or other financial instruments for trading or speculative purposes.  In order to manage our exposure to interest rate risk, we enter into derivative financial instruments, typically interest rate swaps and collars.  The counter-parties to our swap and collar agreements are major financial institutions.  As of December 31, 2002, $285.0 million of our interest rate swap and collar agreements expire in varying amounts through July 2003 and $150.0 million expire in August 2004.

                    The fair market value and carrying value of our 9¾% senior notes and 10½% senior notes was $847.9 million and $870.6 million as of December 31, 2002.  The fair market value of our credit facility borrowings approximate their carrying values as the credit facility borrowings bear interest at floating rates of interest.  As of December 31, 2002, the estimated fair value (cost if terminated) of our interest rate swap and collar agreements was approximately $(17.8) million, which represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices and is reflected in our financial statements as other non-current liabilities.  Changes in the fair value of derivative financial instruments are either recognized in income or in stockholders’ equity as a component of other comprehensive loss depending on whether the derivative financial instruments qualify for hedge accounting.

                    As of December 31, 2002, we had entered into interest rate swaps that approximated $435.0 million, or 30%, of our borrowings under all of our credit facilities.  A hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense by approximately $10.3 million.

Item 8.  Financial Statements and Supplementary Data

                    Reference is made to our consolidated financial statements beginning on page  F-1  of this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                    None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

                    Insight LP is our sole general partner. Insight Communications is the sole general partner of Insight LP. The following table sets forth certain information with respect to the executive officers and key employees of us, Insight Capital and Insight Communications. Insight Communications, through Insight LP, serves as our manager.

Name	Age	Position

Sidney R. Knafel	72	Chairman of the Board of Insight Communications and Member of the Advisory Committee
Michael S. Willner	50	Chairman of Insight Midwest and Insight Capital and Vice Chairman and Chief Executive Officer of Insight Communications and Chairman of the Advisory Committee
Kim D. Kelly	46

President, Chief Executive Officer and Chief Operating Officer of Insight Midwest and  Insight Capital and President and Chief Operating Officer of Insight Communications and Member of the Advisory Committee

Dinesh C. Jain	39	Senior Vice President and Chief Financial Officer of Insight Midwest, Insight Capital and Insight Communications
Elliot Brecher	37	Senior Vice President and General Counsel of Insight Midwest, Insight Capital and Insight Communications
E. Scott Cooley	42	Senior Vice President, Employee Relations and Development of Insight Communications
Charles E. Dietz	55	Senior Vice President and Chief Technology Officer of Insight Midwest, Insight Capital and Insight Communications
Gregory B. Graff	42	Senior Vice President, Operations, of Insight Communications
Pamela Euler Halling	55	Senior Vice President, Marketing and Programming of Insight Communications
John W. Hutton	42	Senior Vice President, Operations, of Insight Communications
Daniel Mannino	43	Senior Vice President and Controller of Insight Midwest, Insight Capital and Insight Communications
Judy Poole	56	Senior Vice President, Human Resources of Insight Communications
Colleen Quinn	49	Senior Vice President, Corporate Relations of Insight Communications
Mary Rhodes	53	Senior Vice President, Customer Service of Insight Communications
David Servies	42	Senior Vice President, Operations, of Insight Communications
James A. Stewart	51	Senior Vice President, High Speed Internet Services of Insight Communications

          Sidney R. Knafel, a director of Insight Communications, has been Chairman of the Board of Insight Communications since 1985. He was the founder, Chairman and an equity holder of Vision Cable Communications, Inc. from 1971 until its sale in 1981. Mr. Knafel is presently the managing partner of SRK Management Company, a private investment company, and also serves as Chairman of BioReliance Corporation, a biological testing company. He is a director of  General American Investors Company, Inc. and IGENE Biotechnology, Inc., as well as several private companies. Mr. Knafel is a graduate of Harvard College and Harvard Business School.

          Michael S. Willner, a director of Insight Communications, co-founded and has served as Chief Executive Officer since 1985. Mr. Willner has also served as Vice Chairman of Insight Communications since August 2002, and had previously served as President from 1985. Since August 2002, he has served as Chairman of Insight Midwest and Insight Capital.  Mr. Willner served as Executive Vice President and Chief Operating Officer of Vision Cable from 1979 through 1985, Vice President of Marketing for Vision Cable from 1977 to 1979 and General Manager of Vision Cable’s Bergen County, New Jersey cable television system from 1975 to 1977.  He is serving his second term as Chairman of the National Cable & Telecommunications Association’s Board of Directors and Executive Committee.  He also serves on the boards of C-SPAN, CableLabs and the Walter Kaitz Foundation. Mr. Willner is a graduate of Boston University’s College of Communication and serves on the school’s Executive Committee.

          Kim D. Kelly, a director of Insight Communications, has served as President since August 2002 and as Chief Operating Officer  since January 1998.  She joined Insight Communications in 1990 as Executive Vice President, and served from then until January 2002 as Chief Financial Officer.    Since August 2002, she has also served as Chief Executive officer of Insight Midwest and Insight Capital. She served from 1982 to 1990 with Marine Midland Bank, becoming its Senior Vice President in 1988, with primary responsibility for media lending activities. Ms. Kelly is Chairperson of the Cable Advertising Bureau’s Board of Directors.  She also serves as a member of the National Cable & Telecommunications Association Subcommittees for Telecommunications Policy, Diversity Initiatives and Accounting. Ms. Kelly also serves as a director of Bank of New York Hamilton Funds, and serves on the boards of Cable in the Classroom and the Cable Center.  Ms. Kelly is a graduate of George Washington University.

          Dinesh C. Jain has served as Senior Vice President and Chief Financial Officer since January 2002.  Previously, Mr. Jain was employed for more than the past five years as a Managing Director of NTL, one of Europe’s leading cable and telecommunications companies.  His background in the cable industry includes a nine-year period with OCOM Corporation and International CableTel, working in various key general management positions.  His roles have included Deputy Managing Director, NTL Consumer Group, as well as Managing Director of Cable and Wireless Consumer Division.

          Elliot Brecher has served as Senior Vice President and General Counsel of Insight Communications since January 2000. Previously, he was associated with the law firm Cooperman Levitt Winikoff Lester & Newman, P.C., which served as Insight Communications’ legal counsel until July 2000 when it merged with Sonnenschein Nath & Rosenthal, which continues to serve as our legal counsel. He joined that firm in February 1994 and served as a partner from January 1996 until joining Insight Communications. Prior to that, he was an associate of the law firm Rosenman & Colin from October 1988. Mr. Brecher received his law degree from Fordham University.

          E. Scott Cooley joined Insight Communications in 1998 as Senior Vice President, Operations with responsibility for Insight Communications’ Indiana cluster. In October 2000, he became Senior Vice President, Employee Relations and Development of Insight Communications. Formerly, Mr. Cooley was an employee of TCI Communications for 18 years, having worked in the areas of technical operations and purchasing and as general manager of the Bloomington system. In 1994, he was appointed area manager of TCI Communications’ southern Indiana, Illinois and Missouri systems serving 260,000 customers. In 1997, he received TCI Communications’ Manager of the Year award. Mr. Cooley is currently the president of the Indiana Cable Telecommunications Association and serves as a member of the subcommittee for public relations.

          Charles E. Dietz joined Insight Communications as Senior Vice President, Engineering in 1996

and became Chief Technology Officer in December 2001. From 1973 to 1995, Mr. Dietz was employed by Vision Cable Communications serving as Vice President of Technical Operations from 1988 through 1991, becoming Vice President of Operations in 1991.

          Gregory B. Graff was appointed to Senior Vice President, Operations, in June 2000.  He is responsible for Insight’s Southern Midwest region, where he oversees all facets of Insight’s systems in Louisville and Bowling Green, Kentucky as well as Evansville, Indiana. Previously, he served as Senior Vice President and General Manager of Insight Ohio since August of 1998. Prior to joining Insight, Mr. Graff served as Senior Vice President, Marketing, Programming and Advertising of Coaxial Communications since 1997. He joined Coaxial Communications as Vice President, Marketing and Sales in 1995. Prior to joining Coaxial Communications, Mr. Graff was Director of Marketing for KBLCOM’s Paragon Cable operation in San Antonio, Texas. He began his cable television career in 1984 with Continental Cablevision.

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

          John W. Hutton joined Insight in 2000 as Vice President and General Manager of the Lexington, Kentucky system, and was promoted in 2002 to Senior Vice President, Operations. He is responsible for Insight’s Central region, which encompasses systems located in Columbus Ohio, Bloomington and Anderson, Indiana as well as Lexington and Covington, Kentucky. Hutton is a seasoned cable executive, having joined the industry in 1982 with Continental Cablevision following his graduation from Mercer College.

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

          David Servies joined Insight Communications in 1990 and became Senior Vice President,

Operations in October 2000. He oversees the Western region which encompasses systems in Illinois, as well as Lafayette, Indiana. From 1998 to 2000, Mr. Servies served as District Vice President for Insight Communications’ Northeast Indiana District. Mr. Servies has worked in the cable industry for the past 21 years. Mr. Servies is a member of the Indiana Cable Telecommunications Association and the National Cable Television Association.

          James A. Stewart joined Insight in 1987 as a Vice President, and now serves as Senior Vice President, High-Speed Data Operations. Formerly, Mr. Stewart was Operations Manager for National Guardian Security Services. He was also employed by Viacom International, Inc.’s cable television division for eight years, where he ultimately became Vice President and General Manager of Viacom Cablevision’s Nashville, Tennessee system.

          Except as described in this report, there are no arrangements or understandings between any Member of the Advisory Committee or executive officer and any other person pursuant to which that person was elected or appointed to his or her position.

Advisory Committee

          The Partnership Agreement of Insight Midwest provides for a five member Advisory Committee. Insight Communications, through Insight LP, is entitled to designate three of the members of the Advisory Committee. The remaining members are designated by an affiliate of Comcast Cable. The Advisory Committee serves in an advisory capacity only. Insight LP is our general partner and has the exclusive authority to manage our business, operations and affairs, subject to certain approval rights of Comcast Cable.

Item 11.  Executive Compensation

          None of the executive officers of Insight Midwest or Insight Capital are compensated for their services as such officers, but rather receive compensation from Insight Communications. None of the members of the Advisory Committee of Insight Midwest are compensated for their services as such members, but are entitled to reimbursement for travel expenses.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          Insight Capital is a wholly-owned subsidiary of Insight Midwest.

          The following table sets forth information with respect to the beneficial ownership of Insight Midwest’s partnership interests:

Name and Address of Beneficial Owner	Type of Interest	Percent of Partnership Interest

Insight Communications Company, L.P. (1)	General Partner	50%
810 Seventh Avenue, New York, NY 10019
TCI of Indiana Holdings, LLC (2)	Limited Partner	50%
c/o Comcast Cable, 1500 Market Street, Philadelphia, PA 19102

(1)

Insight LP is a wholly-owned subsidiary of Insight Communications. The Class A common stock of Insight Communications is quoted on The Nasdaq National Market. Sidney R. Knafel, his children and trusts for their benefit, and Michael S. Willner and Kim D. Kelly, through their ownership of Insight Communications’ Class B common stock have approximately 63% of Insight Communications’ voting power.

(2)	TCI of Indiana Holdings is an indirect wholly-owned subsidiary of Comcast Cable.

Item 13.   Certain Relationships and Related Transactions

                    On November 17, 1999, our manager formed a joint venture with Source Media, Inc. known as SourceSuite, LLC to conduct all lines of business of Source Media relating to its Virtual Modem and Interactive Channel products and businesses. Our manager capitalized the joint venture with $13.0 million in exchange for its 50% equity interest. As part of the transaction, our manager’s subsidiary acquired 842,105 shares of Source Media’s common stock for $12.0 million and warrants to purchase up to an additional 4,596,786 shares at an exercise price of $20 per share. Our manager was entitled to designate three members of the board of directors of Source Media. In October 1999, our manager purchased $10.2 million aggregate principal amount of Source Media’s 12% senior secured notes due 2004 for a purchase price of approximately $4.1 million.

                    On March 3, 2000, SourceSuite’s Virtual Modem business was sold to Liberate Technologies in exchange for the issuance to each of our manager’s subsidiary and Source Media of 886,000 shares of Liberate common stock. SourceSuite continues to own and operate its programming assets, LocalSource and SourceGuide, and is party to preferred content and programming services agreements with Liberate.

                    Our manager is  currently providing SourceSuite’s interactive services to customers in some of our systems. For the years ended December 31, 2002, 2001 and 2000, fees for such services totaled $1.6 million, $1.2 million and $77,000.

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

                    Our manager, Insight LP, receives a management fee for each twelve-month period equal to 3% of substantially all revenue arising out of or in connection with the operations of our systems. For the years ended December 31, 2002, 2001 and 2000, Insight LP earned management fees of $23.6 million, $20.6 million and $11.0 million.  Our manager owns 50% of the partnership interests of Insight Midwest, and Insight Midwest owns 100% of the common stock of Insight Capital. In addition, Sidney Knafel, Michael Willner and Kim Kelly, who are each executive officers of our manager, are members of and collectively constitute a majority of Insight Midwest’s advisory committee.

                    On August 8, 2000, Insight Ohio purchased the non-voting common equity interest held by Coaxial Communications of Central Ohio, Inc. for 800,000 shares of the Class A common stock of Insight Communications plus $2.6 million in cash. In connection with the purchase, Insight Ohio’s operating agreement was amended to, among other things, (i) remove certain special rights of the principals of Coaxial Communications’ shareholders (the “Coaxial Entities”), (ii) vest in the common equity interests of

Insight Ohio 70% of its total voting power and in the preferred equity interests of Insight Ohio 30% of its total voting power and (iii) make Insight LP the manager. Coaxial Communications retained its preferred interests in Insight Ohio and Insight Holdings became the sole owner of the common equity interests of Insight Ohio.

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

                    Insight Midwest Holdings is party to a $1.75 billion credit facility. On April 18, 2002, we entered into an amendment to the Insight Midwest Holdings credit facility which delayed by six months the scheduled reduction to the leverage ratio covenant to allow Insight Midwest Holdings more financing flexibility, and increased the aggregate amount that can be distributed to us for the purpose of making investments in Insight Ohio. Previously, on March 28, 2002, Insight Communications loaned $100.0 million to us to lower its effective interest rates, $3.0 million of which was contributed to Insight Ohio on such date, and $97.0 million of which was contributed to Insight Midwest Holdings on April 18, 2002 for use in repaying a portion of the credit facility balance and in funding financing costs associated with the amendment. On June 6, 2002, a further amendment to the credit facility was entered into which permits distributions by Insight Midwest Holdings to us for the purpose of repaying the $100.0 million loan from Insight Communications so long as no default exists under the credit facility. This loan bears annual interest of 9%, has a scheduled maturity date of January 31, 2011 and permits prepayments.

                    We purchase certain of our  programming through an affiliate of Comcast Cable. Charges for such programming, including a 1 ½%  administrative fee, were  $130.5 million, $116.0 million and $57.4 million  for the years  ended December 31, 2002, 2001 and 2000.  As of  December 31, 2002 and 2001, $22.6 million and $10.3 million  of accrued programming costs were due to affiliates of Comcast Cable.

                    In October 1999, to facilitate the administration of our advertising services in our Kentucky systems, we entered into an agreement expiring on January 1, 2004 with an affiliate of AT&T Broadband (now known as Comcast Cable), which provides for this affiliate to perform all of our Kentucky advertising sale and related administrative services. We earned advertising revenues through this affiliate  derived from our Kentucky systems of $15.8 million, $12.4 million and $12.8 million for the years ended December 31, 2002, 2001 and 2000.  As of December 31, 2002 and 2001, we had $8.5 million and $6.9 million recorded as a receivable due from this affiliate.  We pay this affiliate a fixed and variable fee for providing this service based on advertising sales cash flow growth. As of December 31, 2002 and 2001, we had $308,000  and $666,000 recorded as payables to this affiliate  related to such services.

                    In July 2000, to facilitate delivery of telephone services, we entered into a ten-year agreement with AT&T Broadband (now known as Comcast Cable)  that allows us to deliver  local telephone service. Under the terms of the agreement, we lease for a fee certain capacity on our network to Comcast Cable. We provide certain services and support for which we receive additional payments. We began providing telephone services to a limited number of our customers in 2001. Revenue earned from leased network capacity used in the provision of telephone services was $2.2 million and $170,000 for the years ended December 31, 2002 and 2001. The capital required to deploy telephone services over our networks is shared, with Comcast Cable responsible for switching and transport facilities. Comcast Cable also pays us for installations, marketing and billing support that amounted to $7.6 million and $1.4 million for the years ended December 31, 2002 and 2001.

                    On March 17, 2000, our manager entered into a two-year management agreement with InterMedia Partners Southeast (“IPSE”) (now known as Comcast of Montana/Indiana/Kentucky/Ohio), an affiliate of AT&T Broadband (now known as Comcast Cable), to provide management services to cable television systems acquired by AT&T Broadband.  The management agreement has been extended and expires on June 30, 2003.  As of December 31, 2002, these systems served approximately 114,600 customers in the states of Indiana and Kentucky. The employees of our Indiana and Kentucky systems operate these systems, and the overhead for these systems is allocated and charged against the cash flow of the managed systems. On February 28, 2003, we exchanged with IPSE the system we then owned in Griffin, Georgia serving approximately 11,800 customers, plus $25 million, for certain of these managed systems serving approximately 23,400 customers, which are presently tied into our Louisville system.

Item 14.  Controls and Procedures

                    Within the 90 days prior to the date of this report, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.   Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

                    (b)     Reports on Form 8-K:

                    We filed the following report  on Form 8-K during the fourth quarter of the year ended December 31, 2002:

          1.       On December 13, 2002 relating to the announcement of a debt offering by Insight Midwest, L.P. and Insight Capital, Inc., as presented in press releases of December 11, 2002 and December 13, 2002.

                    (c)     Exhibits:

Exhibit Number	Exhibit Description

2.1

Purchase and Option Agreement, dated as of August 8, 2000, among Coaxial Communications of Central Ohio, Inc., Insight Communications of Central Ohio, LLC, Insight Holdings of Ohio, LLC, Insight Communications Company, L.P., Insight Communications Company, Inc., Coaxial LLC, Coaxial DJM LLC, Coaxial DSM LLC, Barry Silverstein, Dennis J. McGillicuddy, and D. Stevens McVoy (1)

2.2

Asset Contribution Agreement, dated August 15, 2000, by and among, Command Cable of Eastern Illinois Limited Partnership, MediaOne of Illinois, Inc., Northwest Illinois TV Cable Company, S/D Cable Partners, Ltd., TCI American Cable Holdings, L.P., TCI of Bloomington/Normal, Inc., TCI Cablevision of Texas, Inc., UACC Midwest, Inc., United Cable Television of Illinois Valley, Inc., United Cable Television of Southern Illinois, Inc., TCI of Indiana Holdings, LLC, Insight Communications Company, L.P. and Insight Midwest, L.P. (“Asset Contribution Agreement”) (2)

2.3	Amendment to the Asset Contribution Agreement, dated January 5, 2001 (3)

2.4	Asset Exchange Agreement, dated August 15, 2000, by and between MediaOne of Illinois, Inc. and Insight Communications Company, L.P. (“Asset Exchange Agreement”) (2)

2.5	Amendment to the Asset Exchange Agreement, dated January 5, 2001 (3)

2.6

Asset Purchase and Sale Agreement, dated August 15, 2000, by and between TCI of Illinois, Inc., TCI of Racine, Inc., UACC Midwest, Inc. and Insight Communications Company, L.P. (“Asset Purchase and Sale Agreement”) (2)

2.7	Amendment to the Asset Purchase and Sale Agreement, dated January 5, 2001 (3)

3.1	Certificate of Limited Partnership of Insight Midwest (4)

3.2	Amended and Restated Limited Partnership Agreement of Insight Midwest, L.P., dated January 5, 2001 (3)

3.2A	First Amendment to Amended and Restated Limited Partnership Agreement of Insight Midwest, L.P., dated September 30, 2002 (5)

3.3	Restated Certificate of Incorporation of Insight Capital, Inc. (4)

3.4	By-laws of Insight Capital, Inc. (4)

10.1

Credit Agreement, dated as of January 5, 2001, among Insight Midwest Holdings, LLC, several banks and financial institutions or entities, and The Bank of New York, as administrative agent  (“Credit Agreement”)(3)

10.1A	Amendment No. 1 to Credit Agreement (6)

10.1B	Amendment No. 2 to Credit Agreement (7)

10.2	Second Amended and Restated Operating Agreement of Insight Communications Midwest, LLC, dated as of January 5, 2001 (8)

10.3

Amended and Restated Management Agreement by and between Insight Communications of Indiana, LLC (now known as Insight Communications Midwest, LLC) and Insight Communications Company, L.P., dated as of October 1, 1999 (4)

10.4	First Amendment to Amended and Restated Management Agreement dated as of January 5, 2001, by and between Insight Communications Midwest, LLC and Insight Communications Company, L.P. (8)

10.5	Amended and Restated Limited Partnership Agreement of Insight Kentucky Partners II, L.P., dated as of October 1, 1999 (8)

10.6	First Amendment to Amended and Restated Limited Partnership Agreement of Insight Kentucky Partners II, L.P., dated as of January 5, 2001 (8)

10.7	Management Agreement by and between Insight Kentucky Partners II, L.P. and Insight Communications Company, L.P., dated as of October 1, 1999 (4)

10.8	Amended and Restated Operating Agreement of Insight Ohio, dated as of August 8, 2000 (1)

10.9	Indenture relating to 9 3/4% senior notes of Registrants, dated as of October 1, 1999 (9)

10.10	Indenture relating to 10 1/2% senior notes of Registrants, dated as of November 6, 2000 (8)

10.11	Indenture relating to 10% senior notes of Coaxial Communications of Central Ohio, Inc. and Phoenix Associates, dated as of August 21, 1998 (10)

10.12	Indenture relating to 12 7/8% senior discount notes of Coaxial LLC and Coaxial Financing Corp., dated as of August 21, 1998 (11)

10.13

Revolving Credit Agreement dated as of October 7, 1998 among Insight Communications of Central Ohio, LLC, several banks and financial institutions or entities, and Canadian Imperial Bank of Commerce as administrative agent (“Insight Ohio Credit Agreement”) (11)

10.13A	First Amendment to Insight Ohio Credit Agreement dated as of June 30, 2000 (12)

10.13B	Second Amendment to Insight Ohio Credit Agreement dated as of June 30, 2000 (12)

10.13C	Third Amendment to Insight Ohio Credit Agreement dated as of March 4, 2002 (12)

10.14

Cable Facilities Lease Agreement, dated July 17, 2000, among AT&T Broadband, LLC, Registrant and certain of Registrant’s affiliates (portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment) (1)

10.15	Asset Exchange Agreement, dated September 30, 2002, between InterMedia Partners Southeast and Insight Communications Midwest, LLC (5)

21.1	Subsidiaries of Registrants (13)

(1)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 of Insight Communications Company, Inc. and incorporated herein by reference.
(2)	Filed as an exhibit to the Current Report on Form 8-K, dated August 15, 2000, of Insight Communications Company, Inc. and incorporated herein by reference.
(3)	Filed as an exhibit to the Current Report on Form 8-K, dated January 5, 2001, of Insight Communications Company, Inc. and incorporated herein by reference.
(4)	Filed as an exhibit to Registrants’ Registration Statement on Form S-4 (Registration No. 333-33540) and incorporated herein by reference.

(5)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 of Insight Communications Company, Inc. and incorporated herein by reference.
(6)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2002 of Insight Communications Company, Inc. and incorporated herein by reference.
(7)	Filed as an exhibit to the Quarterly Report on form 10-Q for the quarterly period ended June 30, 2002 of Insight Communications Company, Inc. and incorporated herein by reference.
(8)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2000 of Insight Communications Company, Inc. and incorporated herein by reference.
(9)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999 of Insight Communications Company, Inc. and incorporated herein by reference.
(10)

Filed as an exhibit to the Registration Statement on Form S-4 of Coaxial Communications of Central Ohio, Inc., Phoenix Associates and Insight Communications of Central Ohio, LLC (Registration No. 333-63677) and incorporated herein by reference.

(11)

Filed as an exhibit to the Registration Statement on Form S-4 of Coaxial LLC, Coaxial Financing Corp., and Insight Communications of Central Ohio, LLC (Registration No. 333- 64449) and incorporated herein by reference.

(12)	Filed as an exhibit to Insight Ohio’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 and incorporated herein by reference.
(13)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

Report of Independent Auditors

The Partners of
Insight Midwest, LP

We have audited the accompanying consolidated balance sheets of Insight Midwest, LP (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2, the Company changed its method of accounting for Goodwill and Other Intangible Assets effective January 1, 2002.

/s/ ERNST & YOUNG LLP

New York, New York
February 25, 2003

INSIGHT MIDWEST, LP
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31, 2002	December 31, 2001

Assets
Cash and cash equivalents	$9,937	$12,146
Trade accounts receivable, net of allowance for doubtful accounts of $1,296 and $2,818 as of December 31, 2002 and 2001	26,142	22,918
Launch funds receivable	5,197	12,980
Prepaid expenses and other assets	14,513	20,647

Total current assets	55,789	68,691
Fixed assets, net	1,202,003	1,133,627
Goodwill	15,219	15,219
Franchise costs	2,326,833	2,319,667
Deferred financing costs, net of accumulated amortization of $6,895 and $3,885 as of December 31, 2002 and 2001	26,402	23,876

Total assets	$3,626,246	$3,561,080

Liabilities and partners’ capital
Accounts payable	$46,747	$66,712
Accrued expenses and other liabilities	21,427	21,225
Accrued property taxes	14,428	11,030
Accrued programming costs	35,362	24,287
Deferred revenue	4,132	8,673
Interest payable	24,685	21,940
Debt – current portion	5,000	—
Preferred interest distribution payable	5,250	5,250
Due to affiliates	25,775	22,040

Total current liabilities	182,806	181,157
Deferred revenue	6,533	12,262
Debt	2,428,596	2,298,362
Other non-current liabilities	53,085	62,964
Commitments and contingencies
Preferred interests	191,820	185,713
Partners’ capital:
Partners’ accumulated capital	781,226	843,377
Accumulated other comprehensive loss	(17,820)	(22,755)

Total partners’ capital	763,406	820,622

Total liabilities and partners’ capital	$3,626,246	$3,561,080

See accompanying notes

INSIGHT MIDWEST, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,

	2002	2001	2000

Revenue	$804,812	$725,963	$392,680
Operating costs and expenses:
Programming and other operating costs	273,214	256,902	133,214
Selling, general and administrative	153,620	134,713	72,466
Management fees	23,593	20,616	10,964
Non-recurring high-speed data charges	4,116	3,785	—
Depreciation and amortization	211,837	373,030	195,669

Total operating costs and expenses	666,380	789,046	412,313

Operating income (loss)	138,432	(63,083)	(19,633)
Other income (expense):
Loss from early extinguishment of debt	—	(10,315)	—
Interest expense	(180,465)	(188,609)	(113,054)
Interest income	176	809	919
Other	(187)	(1,998)	(342)

Total other expense, net	(180,476)	(200,113)	(112,477)

Net loss	(42,044)	(263,196)	(132,110)
Accrual of preferred interests	(20,107)	(19,432)	—

Net loss attributable to partners	$(62,151)	$(282,628)	$(132,110)

See accompanying notes

INSIGHT MIDWEST, LP
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(in thousands)

	Partners’ Accumulated Capital	Accumulated Other Comprehensive Loss	Partners’ Capital

Balance at January 1, 2000	$368,547		$368,547
Net loss	(132,110)		(132,110)

Balance at December 31, 2000	236,437	—	236,437
Net loss	(263,196)		(263,196)
Transition adjustment loss on adoption of SFAS No. 133		$(1,884)	(1,884)
Unrealized loss on interest rate swaps		(20,871)	(20,871)

Total comprehensive loss			(285,951)

Contribution of capital associated with AT&T transactions (Note 1)	889,568		889,568
Accrual of preferred interests	(19,432)		(19,432)

Balance at December 31, 2001	843,377	(22,755)	820,622
Net loss	(42,044)		(42,044)
Unrealized income on interest rate swaps		4,935	4,935

Total comprehensive loss			(37,109)

Accrual of preferred interests	(20,107)		(20,107)

Balance at December 31, 2002	$781,226	$(17,820)	$763,406

See accompanying notes

INSIGHT MIDWEST, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,

	2002	2001	2000

Operating activities:
Net loss	$(42,044)	$(263,196)	$(132,110)
Adjustments to reconcile net loss to net cash Provided by operating activities:
Depreciation and amortization	211,837	373,030	195,669
Loss on early extinguishment of debt	—	10,315	—
Provision for losses on trade accounts receivable	13,386	12,093	6,717
Amortization of note discount	1,047	739	123
Changes in operating assets and liabilities, net of the effect of acquisitions:
Trade accounts receivable	(16,501)	(13,336)	(9,625)
Launch fund receivable	7,783	3,113	(12,216)
Prepaid expenses and other assets	6,163	(10,492)	2,058
Accounts payable	(19,965)	21,821	3,496
Accrued expenses and other liabilities	8,473	27,449	6,039

Net cash provided by operating activities	170,179	161,536	60,151

Investing activities:
Purchase of fixed assets	(280,027)	(319,956)	(196,103)
Purchase of intangible assets	(1,316)	(2,997)	(3,709)
Purchase of cable television systems, net of cash acquired	(8,822)	(77,042)	—

Net cash used in investing activities	(290,165)	(399,995)	(199,812)

Financing activities:
Distributions of preferred interests	(14,000)	(14,000)	—
Proceeds from borrowings under credit facilities	131,000	1,580,000	110,400
Repayment of credit facilities	(273,000)	(654,900)	(487,500)
Proceeds from issuance of notes	179,995	—	492,500
Borrowings from parent under intercompany loan	100,000	—	—
Repayment of debt associated with cable system transactions	—	(654,454)	—
Debt issuance costs	(5,535)	(574)	—
Principal payments on capital leases and other non-current liabilities	(683)	(11,202)	(6,000)

Net cash provided by financing activities	117,777	244,870	109,400

Net change in cash and cash equivalents	(2,209)	6,411	(30,261)
Cash and cash equivalents, beginning of year	12,146	5,735	35,996

Cash and cash equivalents, end of year	$9,937	$12,146	$5,735

See accompanying notes

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

In September 1999, we were formed to serve as the holding company and a financing vehicle for our cable television system joint venture with an indirect subsidiary of AT&T Broadband, LLC (“AT&T Broadband”) (now known as Comcast Cable Holdings, LLC, “Comcast Cable”).  As of January 1, 2001, we were comprised of systems located in Indiana, Kentucky, Illinois, Ohio and Georgia.  We are equally owned by Insight Communications Company L.P. (“Insight LP”), which is a wholly owned subsidiary of Insight Communications Company Inc. (“Insight Inc.”) and AT&T Broadband (now known as “Comcast Cable”).

Insight LP continues to serve as our general partner and manages and operates our systems.  We currently own and operate cable television systems in Indiana, Kentucky, Illinois, Ohio and Georgia which pass approximately 2.2 million homes and serve approximately 1.3 million customers.

In November 2002, AT&T Broadband and Comcast Corporation merged their respective cable systems and certain other assets.  The transaction did not result in any direct change in our ownership structure.

Indiana Systems

On October 31, 1998, Insight LP and AT&T Broadband contributed certain of their cable television systems located in Indiana and Northern Kentucky to form Insight Indiana in exchange for a 50% equity interest.  On October 1, 1999, as part of a joint venture restructuring involving the Kentucky Systems (discussed below), Insight Indiana became our wholly owned subsidiary.  Pursuant to the terms of our respective operating agreements, Insight Indiana and us will continue for a twelve-year term through October 1, 2011, unless extended by Insight LP and Comcast Cable.

Kentucky Systems

On October 1, 1999, Insight LP acquired a combined 50% interest in InterMedia Capital Partners VI, LP (the “IPVI Partnership”) from related parties of Blackstone Cable Acquisition Company, LLC, InterMedia Capital Management VI, LLC and a subsidiary and related party of AT&T Broadband, for $341.5 million (inclusive of expenses).  Concurrently with this acquisition, the Kentucky Systems were contributed to us whereby we assumed debt of $742.1 million (the total debt of the IPVI Partnership).    Pursuant to the terms of our respective operating agreements, Insight Kentucky and us will continue for a twelve-year term through October 1, 2011, unless extended by Insight LP and Comcast Cable.

Illinois Systems

Effective January 1, 2001, we completed a series of transactions with Insight LP and AT&T Broadband for the acquisition of additional cable television systems, primarily located in the state of Illinois, valued at approximately $2.2 billion (the “AT&T transactions”), inclusive of systems valued at approximately $775.8 million, contributed by Insight LP.  The AT&T transactions were financed through a credit facility established on January 5, 2001, the Midwest Holdings Credit Facility.  As a result of the AT&T

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Organization and Basis of Presentation (continued)

transactions, we acquired all of Insight LP’s wholly owned systems serving approximately 280,000 customers, including systems located in Ohio (“Insight Ohio”) and systems which Insight LP purchased from AT&T Broadband.  At the same time, we acquired from AT&T Broadband systems serving approximately 250,000 customers.

Concurrently with the completion of Insight LP’s purchase of systems from AT&T Broadband, Insight LP contributed such systems, along with all of its wholly owned systems serving approximately 175,000 customers, to us.  The total value of such contributed systems was $1.2 billion.  We recorded the respective assets and liabilities, including debt assumed, of the contributed systems’ at their respective carrying values with the net difference recorded as an addition to partners’ capital.

Concurrently, AT&T Broadband contributed directly to us certain Illinois systems serving approximately 250,000 customers.  The total value of such contributed systems was $983.3 million.  We recorded 100% of the assets and liabilities of the systems contributed at fair value with an addition to partners’ capital of $659.9 million equal to the total fair value of the net assets contributed.  The fair value of $983.3 million was allocated to the cable television assets acquired in relation to their fair values as increases in fixed assets of $116.1 million and franchise costs of $867.2 million.

Both Insight LP and AT&T Broadband contributed their respective systems to us subject to an amount of indebtedness such that we remain equally owned by Insight LP and AT&T Broadband.  The total debt assumed by us of $654.5 million was financed with the proceeds from the Midwest Holdings Credit Facility.

Ohio Systems

On August 21, 1998, Insight Ohio was acquired by Insight LP through a Contribution Agreement with Coaxial Communications of Central Ohio, Inc. (“Coaxial”) the previous owners of Insight Ohio’s cable television systems.  In connection with this transaction, Coaxial received two separate series of voting preferred equity (Series A Preferred Interest—$140 million and Series B Preferred Interest—$30 million) of Insight Ohio (collectively the “Voting Preferred Interests”).

The Voting Preferred Interests provides for cash distributions to Coaxial and certain of its affiliates as follows; Series A—10% and Series B—12 7/8%.  Insight Ohio cannot redeem the Voting Preferred Interests without the permission of Coaxial; however, Insight Ohio will be required to redeem the Series A Preferred Interests in August 2006 and the Series B Preferred Interest in August 2008. Coaxial has pledged the Series A Preferred Interest as security for $140.0 million of 10% Senior Notes due in 2006 issued by Coaxial and its affiliate (“Senior Notes”).  Coaxial’s majority shareholder has pledged Coaxial’s stock as security for $55.9 million of aggregate principal amount at maturity of 12 7/8% Senior Discount Notes due in 2008 issued by Coaxial’s majority shareholder and its affiliate (“Senior Discount Notes”).  The Senior Notes and Senior Discount Notes are conditionally guaranteed by Insight Ohio.

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Organization and Basis of Presentation (continued)

Although the financial results of Insight Ohio for 2001 have been consolidated as a result of the AT&T transactions, for financing purposes, Insight Ohio is an unrestricted subsidiary of ours and is prohibited by the terms of its indebtedness from making distributions to us.  Insight Ohio’s conditional guarantee of its Senior Notes and the Senior Discount Notes remains in place.

2. Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include our accounts and those of our wholly owned subsidiaries.  Intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

Revenue is earned from customer fees for cable television programming services including premium, digital and pay-per-view services and ancillary services, such as rental of converters and remote control devices, installations and from selling advertising.  In addition, we earn revenues from providing high-speed data services and from facilitating the delivery of telephone services as well as from commissions for products sold through home shopping networks.  Revenue is recorded in the month the related services are rendered.

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

Fixed Assets

Fixed assets are stated at cost and include costs capitalized for labor and overhead incurred in connection with the installation of cable system infrastructures, including those providing high-speed data and telephone services.  In addition, we capitalize labor and material costs associated with installations related to new services on customer premises.  Depreciation for buildings, cable system equipment, furniture, fixtures and office equipment is calculated using the straight-line method over estimated useful

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Significant Accounting Policies (continued)

lives ranging from 2 to 30 years.  Building improvements are amortized using the straight-line method over the shorter of the remaining terms of the leases or the estimated lives of the improvements.

The carrying value of fixed assets is reviewed if facts and circumstances suggest that they may be impaired.  If this review indicates that the carrying value of the fixed assets will not be recovered from undiscounted future cash flows generated from such assets, an impairment loss would be recognized for the amount that the asset’s carrying value exceeds its fair value.  We believe that no impairment of fixed assets existed as of December 31, 2002 or 2001.

Franchise Costs and Goodwill

Costs incurred in negotiating and renewing franchise agreements are capitalized and were amortized over the life of the franchise agreements through December 31, 2001.  Franchise costs and goodwill acquired through the purchase of cable television systems were amortized using the straight-line method over a period of up to 15 years.  As of January 1, 2002, in connection with our adoption of SFAS No. 142, we no longer amortize franchise costs or goodwill.  We recorded amortization expense of $3.6 million, $193.9 million and $84.8 million for the years ended December 31, 2002, 2001 and 2000.  We estimate aggregate amortization expense to be approximately $4.4 million for each of the five succeeding fiscal years, primarily relating to deferred financing costs.

SFAS No. 142 requires that goodwill and indefinite-lived intangible assets be tested annually for impairment using a two-step process.  The first step is to identify a potential impairment and the second step measures the amount of the impairment loss, if any.  Based on our analysis, there was no impairment of goodwill or franchise costs upon the adoption of SFAS No. 142 on January 1, 2002 or on October 1, 2002, the date on which we performed our first annual impairment test.

Applying the effects of the adoption of SFAS No. 142 to the years ended December 31, 2001 and 2000, would have resulted in net loss of $(72.1) million and $(49.4) million.  The reconciliation of reported net loss to pro forma net loss as adjusted for the effects of SFAS No. 142 for the years ended December 31, 2001 and 2000 is as follows (in thousands):

	Year Ended December 31, 2001	Year Ended December 31, 2000

Net loss as reported	$(263,196)	$(132,110)
Exclude amortization for:
Franchise costs	168,444	78,189
Goodwill	22,656	4,516

Pro forma net loss	$(72,096)	$(49,405)

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Significant Accounting Policies (continued)

Deferred Financing Costs

Deferred financing costs relate to costs, primarily legal and bank facility fees, incurred in securing bank loans and other sources of financing.  These costs are amortized over the life of the applicable debt.

Income Taxes

No provision has been made in the accompanying financial statements for federal, state or local income taxes since our income or loss is reportable by the individual partners in their respective tax returns.

Comprehensive Loss

We record the effective portion of certain derivatives’ net unrealized gains and losses as components of comprehensive loss.  Comprehensive loss is presented in the accompanying consolidated statements of changes in partners’ capital.  The cumulative amount of comprehensive loss is presented in the accompanying consolidated balance sheets as accumulated other comprehensive loss.

Marketing and Promotional

Marketing and promotional costs are expensed as incurred.  Marketing and promotional expenses for the years ended December 31, 2002, 2001 and 2000 were $10.9 million, $13.1 million and $9.9 million.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which became effective for us beginning January 1, 2002.  SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30.  The adoption of SFAS No. 144 had no impact on our consolidated financial position or results of operations.

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”.  SFAS No. 145 eliminates the requirement under SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, to report gains and losses from extinguishments of debt as extraordinary items in the income statement.  Accordingly, gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”.  Upon adoption of this pronouncement, any gain or loss on extinguishment of

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Significant Accounting Policies (continued)

debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of APB Opinion No. 30 for such classification should be reclassified to conform to the provisions of SFAS No. 145.  In connection with our adoption of this pronouncement on December 31, 2002, we reclassified a loss from early extinguishment of debt of $10.3 million recorded during the year ended December 31, 2001 to results from continuing operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Disposal Obligations”, which became effective for us beginning January 1, 2003.  SFAS No. 146 supersedes EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  SFAS No. 146 addresses the accounting for and disclosure of costs to terminate an existing contractual obligation (including but not limited to operating leases), incremental direct and other costs associated with the related disposal activity and termination benefits (severance pay) provided to employees pursuant to a one-time benefit arrangement that does not constitute a preexisting or newly-created ongoing benefit plan.  The adoption of SFAS No. 146 had no impact on our consolidated financial position or results of operations.

Reclassifications

Under our franchise agreements, we are obligated to pay to local franchising authorities a percentage of our revenue derived from providing cable and other services the majority of which are passed through to customers.  We have historically recorded revenue net of franchise fees charged to our customers.  Staff Announcement D-103, issued by the FASB in November 2001, specifies that reimbursements received from a customer should be reflected as revenues and not as a reduction of expenses.  This Staff Announcement applies to financial reporting periods beginning after December 15, 2001.  Upon application of this Staff Announcement, comparative financial statements for prior periods are required to be reclassified to comply with the guidance in this Staff Announcement.  Consequently, we have reclassified the prior period amounts in the accompanying consolidated statements of operations to reflect franchise fees on a gross basis with reimbursements as revenue and payments as expense.  The effect on the prior period statements of operations was to increase both revenue and selling, general and administrative costs by $24.0 million for the year ended December 31, 2001 and $13.0 million for the year ended December 31, 2000.

Additionally, certain other prior year amounts have been reclassified to conform to the current year’s presentation.

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Pro Forma Results of Operations

Our unaudited pro forma results of operations for the years ended December 31, 2001 and 2000, assuming the acquisition of the Illinois systems and the Greenwood, Indiana system occurred as of January 1, 2000 were as follows (in thousands):

	Year Ended December 31,

	2001	2000

Revenue	$726,171	$668,291
Net Loss	263,348	224,092

4. Long-Lived Assets

Fixed assets consisted of:

	December 31, 2002	December 31, 2001

	(in thousands)
Land, buildings and improvements	$32,427	$31,233
Cable system equipment	1,829,942	1,555,244
Furniture, fixtures and office equipment	14,663	13,893

	1,877,032	1,600,370
Less accumulated depreciation and amortization	(675,029)	(466,743)

Total fixed assets, net	$1,202,003	$1,133,627

During the year ended December 31, 2002, we wrote-off approximately $11.1 million related to video-on-demand equipment as a result of transitioning to a new video-on-demand service provider.  This amount was included in depreciation and amortization in our statement of operations.

Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $208.2 million, $179.1 million and $110.9 million.

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. Debt

Debt consisted of:

	December 31, 2002	December 31, 2001

	(in thousands)
Insight Ohio Credit Facility	$25,000	$25,000
Note payable to Insight LP	100,000	—
Insight Midwest Holdings Credit Facility	1,438,000	1,580,000
Insight Midwest 9¾% Senior Notes	385,000	200,000
Insight Midwest 10½% Senior Notes	500,000	500,000

	2,448,000	2,305,000
Less unamortized discount on notes	(14,404)	(6,638)

Total debt	$2,433,596	$2,298,362

Insight Ohio Credit Facility

Insight Ohio’s credit facility provides for revolving credit loans of up to $25.0 million.  The Insight Ohio Credit Facility has a six-year maturity from the date of borrowings, with reductions to the amount of the commitment commencing after three years.  Our obligations under the Insight Ohio Credit Facility are secured by substantially all the assets of Insight Ohio.  The Insight Ohio Credit Facility requires Insight Ohio to meet certain financial and other debt covenants.  Loans under the Insight Ohio Credit Facility bear interest, at our option, at the prime rate or at a Eurodollar rate.  In addition to the index rates, we pay an additional margin percentage tied to Insight Ohio’s ratio of total debt to adjusted annualized operating cash flow.  The weighted average interest rates in effect as of December 31, 2002 and 2001 were 3.6% and 4.3%.

Insight Midwest Holdings Credit Facility

On January 5, 2001, through our wholly owned subsidiary Insight Midwest Holdings which holds all of our cable television systems other than the Ohio System, we entered into a credit facility to finance the AT&T transactions and to repay the outstanding indebtedness under our Insight Indiana and Insight Kentucky Credit Facilities.  The Midwest Holdings Credit Facility expires in 2009 and provides for maximum borrowings of $1.75 billion.  Obligations under this credit facility are secured by a pledge of the outstanding equity interests of Insight Midwest Holdings and its subsidiaries.

The Midwest Holdings Credit Facility requires Insight Midwest Holdings to meet certain financial and other debt covenants.  Borrowings under this credit facility bear interest, based on our election, of an Alternative Base Rate (equal to the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.5%) or Adjusted LIBOR (equal to LIBOR multiplied by the Statutory Reserve Rate) plus an additional margin yield tied to Insight Midwest Holdings’ leverage ratio of between 0.5% and 2.75%.  As of

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. Debt (continued)

December 31, 2002 and 2001, the weighted average interest rate on this credit facility was 4.3% and 5.1%.

On March 25, 2002, we formally requested approval from the lenders of amendments to the leverage ratio covenant to allow Insight Midwest Holdings more flexibility and to increase the aggregate amount that can be distributed to us for the purpose of making investments in Insight Ohio.  In addition, on March 28, 2002, we borrowed $100.0 million from Insight Inc. to lower its effective interest rates, $97.0 million of which was contributed to Insight Midwest Holdings in April 2002 for use in paying down the credit facility balance and in funding financing costs associated with the amendments, and $3.0 million of which was contributed to Insight Ohio on March 28, 2002.  Pursuant to the credit facility amendments, Insight Midwest Holdings is permitted to make distributions to us for the purpose of repaying this loan provided that the leverage ratio is less than 4.25 and there are no defaults existing under the credit facility.  This loan bears annual interest of 9%, has a scheduled maturity date of January 31, 2011 and permits prepayments.  On April 18, 2002, the lenders approved these amendments to the credit facility.

On June 6, 2002, a further amendment to the credit facility was entered into which permits distributions by Insight Midwest Holdings to us for the purpose of repaying the $100.0 million loan from Insight Inc., without regard to the minimum leverage ratio requirement.

As a result of the repayment of the Insight Indiana and Insight Kentucky Credit Facilities on January 5, 2001, we recorded a charge of $10.3 million related to the write-off of unamortized deferred financing costs related to these credit facilities.

Insight Midwest Senior Notes

On October 1, 1999 simultaneously with the closing of the purchase of Insight Kentucky, we completed a $200.0 million offering of 9¾% senior notes due in October 2009.  The proceeds of the offering were used to repay certain debt of the IPVI Partnership.  Interest payments on these Senior Notes, which commenced on April 1, 2000, are payable semi-annually on April 1 and October 1.

On November 6, 2000, we completed a $500.0 million offering of 10½% senior notes due in November 2010.  We received proceeds of $487.5 million, net of an underwriting fee of $5.0 million and a bond discount of $7.5 million that is being amortized through November 2010.  The proceeds of the offering were used to repay a portion of the outstanding debt under the Insight Indiana Credit Facility and Insight Kentucky Credit Facility.  Interest payments on these Senior Notes, which commenced on May 1, 2001, are payable semi-annually on May 1 and November 1.

The 9¾% and 10½% Senior Notes are redeemable on or after October 1, 2004 and November 1, 2005.  In addition, we can redeem up to 35% of the 9¾% and 10½% Senior Notes prior to October 1, 2002 and November 1, 2005, with the net proceeds from certain sales of our equity.  Each holder of the Senior Notes may require us to redeem all or part of that holder’s notes upon certain changes of control.  The

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. Debt (continued)

Senior Notes are general unsecured obligations and are subordinate to all our other liabilities, the amounts of which were $1.9 billion and $2.1 billion as of December 31, 2002 and 2001.  The Senior Notes contain certain financial and other debt covenants.

In May 2000 and September 2001, we completed exchange offers pursuant to which the 9¾% Senior Notes and 10½% Senior Notes were exchanged for identical notes registered under the Securities Act of 1933.

In December 2002, we completed a $185.0 million add-on offering under the 9¾% Senior Notes indenture.  We received proceeds of $176.9 million, including $3.8 million of interest accruing from October 1, 2002 through the date of issuance that will be repaid to holders of the bonds in the first semi-annual interest payment due on April 1, 2003, and net of an underwriting fee of $3.1 million and a bond discount of $8.8 million that is being amortized through October 2009.  The proceeds of this offering were used to repay a portion of the outstanding revolving loans under the Midwest Holdings Credit Facility.  Since this additional add-on offering occurred under the 9¾% Senior Notes indenture, these additional debt securities and the 9¾% Senior Notes are considered a single series of senior notes with identical terms.

Debt Principal Payments

As of December 31, 2002, annual principal payments required on our debt were as follows (in thousands):

2003	$5,000
2004	80,000
2005	81,250
2006	81,250
2007	81,250
Thereafter	2,119,250

Total	$2,448,000

Interest Rate Swap and Collar Agreements

Through December 31, 2002, we entered into interest-rate swap and collar agreements to modify the interest characteristics of our outstanding debt from a floating rate to a fixed rate basis. These agreements involve the payment of fixed rate amounts in exchange for floating rate interest receipts over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense related to the debt. The related amount payable or receivable is included in other liabilities or assets.

On January 1, 2001, our derivative financial instruments, which were obtained to manage our exposure to interest rate risk, included interest rate swap and collar agreements, which qualified as cash flow

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. Debt (continued)

hedges.  On January 1, 2001, we recorded as a component of other comprehensive loss a $1.9 million transition adjustment loss representing the cumulative effect of adopting SFAS No. 133.  Changes in the fair value of such cash flow hedges are recognized as a component of comprehensive loss.

As of December 31, 2002 and 2001, we had entered into various interest rate swap and collar agreements effectively fixing interest rates between 4.7% and 5.9%, plus the applicable margin, on $435.0 million and $500.0 million notional value of debt.  Of the agreements outstanding as of December 31, 2002, $285.0 million expire in July 2003 and $150.0 million expire in August 2004.  We had $2.7 million and $1.8 million of accrued interest related to these agreements as of December 31, 2002 and 2001.

In February 2003, we entered into two additional interest rate swap agreements whereby we swapped fixed rates under our 9¾% senior notes due in October 2009, for variable rates of 7.7%, plus the applicable margin, on $185.0 million notional value of debt.  These interest rate swaps expire in November 2005.

6. Supplemental Cash Flow Information

The following amounts were paid in cash during the years ended December 31:

	2002	2001	2000

	(in thousands)
Interest	$167,703	$182,747	$116,726

During the year ended December 31, 2001, we entered into an investing activity in which our joint venture partners contributed cable systems to us valued at $2.2 billion resulting in a non-cash increase in long-lived assets, debt, other liabilities and partners’ capital.

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

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Financial Instruments(continued)

Fair Value

We used the following methods and assumptions in estimating our fair value disclosures for financial instruments:

Cash equivalents and accounts receivable: The carrying amount reported in the balance sheet for cash equivalents and accounts receivable approximates fair value.

Debt: The carrying amounts of our borrowings under our credit arrangements approximate fair value as they bear interest at floating rates.  The fair value of our 9¾% and 10½% Senior Notes as of December 31, 2002 and 2001 was $364.8 million and $483.1 million and $210.0 million and $540.0 million.

Interest rate swap agreements:  As of January 1, 2001, interest rate swap agreements are recorded in our financial statements at fair value.  Prior to January 1, 2001, interest rate swap agreements were not recorded in our financial statements.  The fair value (cost) of such swap agreements was $(17.8) million and $(22.8) million as of December 31, 2002 and 2001.

8. Related Party Transactions

Managed Systems

On March 17, 2000, Insight LP entered into a two-year management agreement with InterMedia Partners Southeast (“IPSE”) (now known as Comcast of Montana/Indiana/Kentucky/Ohio), an affiliate of AT&T Broadband (now known as Comcast Cable), to provide management services to cable television systems acquired by AT&T Broadband.  The management agreement has been extended and expires on June 30, 2003.  As of December 31, 2002, these systems served approximately 114,600 customers in the states of Indiana and Kentucky.

On September 30, 2002, we signed an agreement with IPSE to exchange our Griffin, Georgia cable television systems, including approximately 13,000 customers, plus $25.0 million for the Managed Systems located in New Albany, Indiana and Shelbyville, Kentucky, together including approximately 23,000 customers.  Additionally, pursuant to the agreement, Insight Communications Midwest will pay $1.5 million as a closing adjustment to IPSE to complete the rebuild and upgrade of the Griffin, Georgia system.

This system exchange is expected to close on February 28, 2003 and will be accounted for on that date as a sale of the Griffin, Georgia systems and a purchase of the New Albany, Indiana and Shelbyville, Kentucky systems.  In connection with this system exchange, we expect to record a gain of approximately $27.0 million equal to the difference between the fair value and carrying value of the Griffin, Georgia systems as of the closing date.  Of the purchase price of the New Albany, Indiana and Shelbyville, Kentucky systems approximately $32.0 million will be preliminarily allocated to such cable

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Related Party Transactions (continued)

television systems’ assets acquired in relation to their fair values and approximately $33.0 million will be preliminarily allocated to franchise costs.

Programming

We purchase the majority of our programming through affiliates of AT&T Broadband (now known as Comcast Cable).  Although we have the ability to purchase substantially all our programming through Comcast Cable, we purchase certain programming directly from programmers for strategic and/or cost purposes.  Charges for such programming, including a 1½% administrative fee, were $130.5 million, $116.0 million and $57.4 million for the years ended December 31, 2002, 2001 and 2000.  As of December 31, 2002 and 2001, $22.6 million and $10.3 million of accrued programming costs were due to affiliates of AT&T Broadband.  We believe that the programming rates charged through these affiliates are lower than those available from independent parties.

Telephone Agreements

In July 2000, to facilitate delivery of telephone services, Insight LP entered into a ten-year agreement with AT&T Broadband (now known as Comcast Cable) that allows us to deliver to our customers local telephone service.  Under the terms of the agreement, we lease for a fee certain capacity on our network to AT&T Broadband.  We provide certain services and support for which we receive additional payments.  We began providing telephone services to a limited number of our customers in 2001.  Revenue earned from leased network capacity used in the provision of telephone services was $2.2 million and $170,000 in the years ended December 31, 2002 and 2001.  The capital required to deploy telephone services over our networks is shared, with AT&T Broadband responsible for switching and transport facilities.  AT&T is also required to pay us for installations, marketing and billing support that amounted to $7.6 million and $1.4 million for the years ended December 31, 2002 and 2001.

Advertising Services

In October 1999, to facilitate the administration of our advertising services in our Kentucky Systems, we entered into an agreement expiring on January 1, 2004 with an affiliate of Comcast Cable, which provides for this affiliate to perform all of our Kentucky advertising sale and related administrative services.  We earned advertising revenues through this affiliate, derived from our Kentucky Systems, of $15.8 million, $12.4 million and $12.8 million for the years ended December 31, 2002, 2001 and 2000.  As of December 31, 2002 and 2001, we had $8.5 million and $6.9 million as a receivable due from this affiliate included in other current assets.  We pay this affiliate a fixed and variable fee for providing this service based on advertising sales cash flow growth.  As of December 31, 2002 and 2001, we had $308,000 and $666,000 recorded as payables to this affiliate related to such services.

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Related Party Transactions (continued)

SourceSuite

On November 17, 1999, Insight Inc. formed a joint venture with Source Media, Inc. known as SourceSuite, LLC to conduct all lines of business of Source Media relating to its VirtualModem and Interactive Channel products and businesses.  On March 14, 2002, Insight Interactive purchased the remaining 50% equity interest in SourceSuite that it did not already own from Source Media.  We are currently providing SourceSuite’s interactive services to customers in some of our systems.  For the years ended December 31, 2002, 2001 and 2000, fees for such services totaled $1.6 million $1.2 million and $77,000.

Due To Affiliates

As of December 31, 2002 and 2001, we had amounts owed to Insight LP, our manager, primarily comprised of incurred but unpaid management fees.

9. 401(k) Plan

We sponsor a savings and investment 401(k) Plan (the “Plan”) for the benefit of our employees. All employees who have completed six months of employment and have attained age 18 are eligible to participate in the Plan.  We make matching contributions equal to 100% of the employee’s contribution excluding any such contributions in excess of 5% of the employee’s wages.  Effective April 1, 2001, 50% of our matching contribution to the Plan is in the form of Insight Inc.’s common stock.  During 2002, 2001 and 2000, we matched contributions of $2.9 million, $2.2 million and $661,000.

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

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Commitments and Contingencies (continued)

Lease Agreements

We lease and sublease equipment and office space under various operating lease arrangements expiring through December 31, 2015.  Future minimum rental payments required under such operating leases as of December 31, 2002 were (in thousands):

2003	$2,628
2004	1,881
2005	1,274
2006	942
2007	445
Thereafter	895

Total	$8,065

Rental expense on operating leases for the years ended December 31, 2002, 2001 and 2000 was $3.7 million, $3.8 million and $2.1 million.

Litigation

Insight Kentucky and certain prior owners of the Kentucky Systems have been named in class actions regarding the pass-through of state and local property tax charges to approximately 320,000 customers by the prior owners of the Kentucky Systems.  The plaintiffs seek monetary damages and the enjoinment of the collection of such taxes.  We have entered into agreements with the plaintiffs to settle these lawsuits and have received final court approval in December 2002.  The settlements will not have a material effect on our results of operations or cash flows.

Separately, we have filed a state court action against the City of Louisville for its grant of a more favorable franchise to Knology, Inc.  Our commencement of this action automatically suspended this franchise pending a court determination.  In November 2000, Knology filed a federal court action against us seeking monetary damages and other relief for alleged violations of federal laws arising out of our having filed, pursuant to the provisions of our own franchise from the City, the state court action.  In March 2001, the federal court preliminarily set aside the state court suspension of Knology’s franchise.  We believe we have substantial and meritorious defenses to the asserted federal claims and intend to defend it vigorously.  Consequently, we have not recorded any loss reserves in the accompanying financial statements.

We are subject to various legal proceedings that arise in the ordinary course of business. While it is impossible to determine with certainty the ultimate outcome of these matters, it is our opinion that the resolution of these matters will not have a material adverse affect on our consolidated financial condition.

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. At Home Corporation

On September 28, 2001, At Home Corporation, the former provider of high-speed data services for all of our systems except for those located in Ohio, filed for protection under Chapter 11 of the Bankruptcy Code.  For the purpose of continuing service to existing customers and to resume the provisioning of service to new customers, we entered into an interim agreement with @Home to extend service through November 30, 2001.  Further, in December 2001, we entered into an additional interim service arrangement whereby we paid $10.0 million to @Home to extend service for three months through February 28, 2002 that was recorded as expense ratably over the three-month period.

As a result of these interim arrangements we incurred approximately $2.8 million in excess of our original agreed-to cost for such services rendered during the year ended December 31, 2001.  Additionally, as of December 31, 2001, we recorded an allowance for bad debt of $1.0 million for a net receivable from @Home in connection with monies @Home collected from our high-speed data customers on our behalf prior to September 28, 2001.  Additionally, we incurred approximately $4.1 million in excess of our original agreed-to cost for such services rendered during the three months ended March 31, 2002.  These additional costs are included in non-recurring high-speed data service charges in our statement of operations.

In December 2001, we entered into a four-year agreement with AT&T Corporation to provide high-speed data service to all our affected systems.  We transferred all our affected systems to our own regional network that resides on AT&T Corporation’s platform.  Such high-speed data services commenced progressively on a system-by-system basis beginning in February 2002, with all affected systems being served as of March 1, 2002.

Report of Independent Auditors

The Shareholders
Insight Capital, Inc.

We have audited the accompanying balance sheets of Insight Capital, Inc. (the “Company”) as of December 31, 2002 and 2001 and the related statements of operations and changes in shareholders’ deficit and cash flows for each of the three years in the period ended December 31, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001 and the results of its operations and cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

New York, New York
February 25, 2003

INSIGHT CAPITAL, INC.
BALANCE SHEETS
(in thousands)

	December 31, 2002	December 31, 2001

Assets
Cash	$1	$1
Deferred financing costs, net of accumulated amortization of $4,215 and $2,566 as of December 31, 2002 and 2001, respectively	15,919	12,004

Total assets	$15,920	$12,005

Liabilities and shareholders’ deficit
Accrued interest	$18,134	$13,625

Total current liabilities	18,134	13,625
Senior notes, to be paid by Insight Midwest, LP	870,596	693,362

Total liabilities	888,730	706,987
Shareholders’ deficit:
Common stock; $.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Paid-in-capital	1	1
In-substance allocation of proceeds related to senior notes to be paid by Insight Midwest	(688,859)	(586,430)
Accumulated deficit	(183,952)	(108,553)

Total shareholders’ deficit	(872,810)	(694,982)

Total liabilities and shareholders’ deficit	$15,920	$12,005

See accompanying notes

INSIGHT CAPITAL, INC.
STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,

	2002	2001	2000

Expenses:
Amortization	$(1,650)	$(1,464)	$(909)
Interest	(73,749)	(72,739)	(28,373)

Net loss	$(75,399)	$(74,203)	$(29,282)

See accompanying notes

INSIGHT CAPITAL, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(in thousands)

	Additional paid-in- capital	In-substance contributions (allocations) related to senior notes	Accumulated deficit	Total shareholders’ deficit

Balance, January 1, 2000	$1	$(191,634)	$(5,068)	$(196,701)
Borrowings under senior notes by Insight Midwest, net	—	(486,296)	—	(486,296)
Interest payments made by Insight Midwest on senior notes	—	19,500	—	19,500
Net loss	—	—	(29,282)	(29,282)

Balance, December 31, 2000	1	(658,430)	(34,350)	(692,779)
Interest payments made by Insight Midwest on senior notes	—	72,000	—	72,000
Net loss	—	—	(74,203)	(74,203)

Balance, December 31, 2001	1	(586,430)	(108,553)	(694,982)
Borrowings under senior notes by Insight Midwest, net	—	(174,429)	—	(174,429)
Interest payments made by Insight Midwest on senior notes	—	72,000	—	72,000
Net loss	—	—	(75,399)	(75,399)

Balance, December 31, 2002	$1	$(688,859)	$(183,952)	$(872,810)

See accompanying notes

INSIGHT CAPITAL, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,

	2002	2001	2000

Operating activities:
Net loss	$(75,399)	$(74,203)	$(29,282)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accretion of discount on notes	1,046	739	123
Amortization of deferred financing costs	1,650	1,464	909
Interest expense paid by affiliate	72,000	72,000	28,250
Changes in operating assets and liabilities:
Accrued interest	703	—	—

Net cash provided by operating activities	—	—	—

Net increase in cash	—	—	—
Cash, beginning of year	1	1	1

Cash, end of year	$1	$1	$1

Supplemental non-cash financing activity:
Issuance of notes by Insight Midwest, net of debt issuance costs	$174,429	$—	$486,296
Interest payments made by Insight Midwest	72,000	72,000	19,500

See accompanying notes

INSIGHT CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS

1. Nature of Business

Insight Capital, Inc. (the “Company”), a Delaware corporation, was formed on September 23, 1999, for the sole purpose of being a co-issuer of the senior notes described in Note 3, which allows certain investors the ability to be holders of the debt.  The Company has no operations.  The outstanding shares of the Company are owned by Insight Midwest, L.P. (“Insight Midwest”).

2. Summary of Significant Accounting Policies

Deferred Financing Costs

Deferred financing costs relate to costs, primarily underwriting and professional fees, associated with the issuance of the senior notes, which are amortized over the life of the senior notes.

Fair Value of Financial Instruments

The fair value of the 9¾% Senior Notes as of December 31, 2002 and 2001 was $364.8 million and $210.0 million, respectively.  The fair value of the 10½% Senior Notes as of December 31, 2002 and 2001 was $483.1 million and $540.0 million, respectively.

In-Substance Allocation of Note Proceeds

Since both Insight Midwest and the Company are severally and jointly liable, the senior notes, deferred financing costs and associated interest expense are reflected in the Company’s financial statements as well as a charge to the equity section representing an in-substance allocation of the proceeds from the senior notes.  The Company has accrued interest on the outstanding balance. When Insight Midwest makes interest payments, the Company reduces accrued interest payable and records an in-substance contribution to equity.

Income Taxes

The Company has prepared its income tax provision using the liability method in accordance with Financial Accounting Standards Board Statement No.109, “Accounting for Income Taxes.”  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities and are measured using tax rates that will be in effect when the differences are expected to reverse.  As of December 31, 2002 and 2001 the Company had no deferred tax assets or liabilities and no tax provision to record.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

INSIGHT CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3. Notes Payable

Debt consisted of:

	December 31, 2002	December 31, 2001

	(in thousands)
Insight Midwest 9¾% Senior Notes	$385,000	$200,000
Insight Midwest 10½% Senior Notes	500,000	500,000

	885,000	700,000
Less unamortized discount on notes	(14,404)	(6,638)

Total debt	$870,596	$693,362

On October 1, 1999, the Company and Insight Midwest completed a $200.0 million offering of 9¾% senior notes due in October 2009.  The proceeds of the offering were used to repay certain debt of Insight Midwest.  Interest payments on these Senior Notes, which commenced on April 1, 2000, are payable semi-annually on April 1 and October 1.

On November 6, 2000, the Company and Insight Midwest completed a $500.0 million offering of 10½% senior notes due in November 2010.  Insight Midwest received proceeds of $487.5 million, net of an underwriting fee of $5.0 million and a bond discount of $7.5 million.  The proceeds of the offering were used to repay certain debt of Insight Midwest.  Interest payments on these Senior Notes, which commenced on May 1, 2001, are payable semi-annually on May 1 and November 1.

In May 2000 and September 2001, Insight Midwest completed a exchange offers pursuant to which the 9¾% Senior Notes and 10½% Senior Notes were exchanged for identical notes registered under the Securities Act of 1933.

In December 2002, the Company and Insight Midwest completed a $185.0 million add-on offering under the 9¾% Senior Notes indenture.  Insight Midwest received proceeds of $176.9 million, including $3.8 million of interest accruing from October 1, 2002 through the date of issuance that will be repaid to holders of the bonds in the first semi-annual interest payment due on April 1, 2003, and net of an underwriting fee of $3.1 million and a bond discount of $8.8 million that is being amortized through October 2009.  The proceeds of this offering were used to repay a portion of the outstanding revolving loans under the Midwest Holdings Credit Facility.  Since this additional add-on offering occurred under the 9¾% Senior Notes indenture, these additional debt securities and the 9¾% Senior Notes are considered a single series of senior notes with identical terms.

The 9¾% Senior Notes and 10½% Senior Notes are redeemable on or after October 1, 2004 and November 1, 2005, respectively.  In addition, Insight Midwest can redeem up to 35% of the 9¾% Senior Notes and 10½% Senior Notes prior to October 1, 2002 and November 1, 2005, respectively, with the net proceeds from certain sales of Insight Midwest’s equity.  Each holder of the Senior Notes may require redemption of all or part of that holder’s notes upon certain changes of control.  Although the

INSIGHT CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3. Notes Payable (continued)

Company is a co-issuer of the Senior Notes, it has no substantial assets or any operations and will not have access to additional sources of cash flow to make any payments on such debt.  All future funding on the Senior Notes, including principal and interest payments, are dependent upon the operating results of Insight Midwest.

The Senior Notes are general unsecured obligations and are subordinate to all Insight Midwest’s liabilities, the amounts of which were $1.9 billion and $2.1 billion as of December 31, 2002 and 2001, respectively.  The Senior Notes contain certain financial and other debt covenants.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSIGHT MIDWEST, L.P.

Date: March 6, 2003	By:	/s/ KIM D. KELLY

Kim D. Kelly, President, Chief Executive Officer and Chief Operating Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SIDNEY R. KNAFEL	Chairman of the Board of Insight Communications Company, Inc.	March 6, 2003

Sidney R. Knafel

/s/ MICHAEL S. WILLNER	Chairman of Registrant; Vice Chairman, Chief Executive Officer and Director of Insight Communications Company, Inc.	March 6, 2003

Michael S. Willner

/s/ KIM D. KELLY	President, Chief Executive Officer and Chief Operating Officer of Registrant; President, Chief Operating Officer and Director of Insight Communications Company, Inc. (Principal Executive Officer)	March 6, 2003

Kim D. Kelly

/s/ DINESH C. JAIN	Senior Vice President and Chief Financial Officer of Registrant and Insight Communications Company, Inc. (Principal Financial Officer)	March 6, 2003

Dinesh C. Jain

/s/ DANIEL S. MANNINO	Senior Vice President and Controller of Registrant and Insight Communications Company, Inc. (Principal Accounting Officer)	March 6, 2003

Daniel S. Mannino

/s/ THOMAS L. KEMPNER	Director of Insight Communications Company, Inc.	March 6, 2003

Thomas L. Kempner

/s/ JAMES S. MARCUS	Director of Insight Communications Company, Inc.	March 6, 2003

James S. Marcus

/s/ PRAKASH A. MELWANI	Director of Insight Communications Company, Inc.	March 6, 2003

Prakash A. Melwani

/s/ DANIEL S. O’CONNELL	Director of Insight Communications Company, Inc.	March 6, 2003

Daniel S. O’Connell

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSIGHT CAPITAL, INC.

Date: March 6, 2003	By:	/s/ KIM D. KELLY

Kim D. Kelly, President, Chief Executive Officer and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SIDNEY R. KNAFEL	Director	March 6, 2003

Sidney R. Knafel

/s/ MICHAEL S. WILLNER	Chairman	March 6, 2003

Michael S. Willner

/s/ KIM D. KELLY	President, Chief Executive Officer, Chief Operating Officer and Director (Principal Executive Officer)	March 6, 2003

Kim D. Kelly

/s/ DINESH C. JAIN	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 6, 2003

Dinesh C. Jain

/s/ DANIEL S. MANNINO	Senior Vice President and Controller (Principal Accounting Officer)	March 6, 2003

Daniel S. Mannino

CERTIFICATIONS

I, Kim D. Kelly, certify that:

1)	I have reviewed this annual report on Form 10-K of Insight Midwest, L.P. (the “registrant”);

2)

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ KIM D. KELLY

Kim D. Kelly
President, Chief Executive Officer and Chief Operating Officer Insight Midwest, L.P. March 24, 2003

I, Dinesh C. Jain, certify that:

1)	I have reviewed this annual report on Form 10-K of Insight Midwest, LP (the “registrant”);

2)

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)		The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

	a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DINESH C. JAIN

Dinesh C. Jain
Senior Vice President and Chief Financial Officer Insight Midwest, L.P. March 24, 2003

I, Kim D. Kelly, certify that:

1)	I have reviewed this annual report on Form 10-K of Insight Capital, Inc. (the “registrant”);

2)

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ KIM D. KELLY

Kim D. Kelly
President, Chief Executive Officer and Chief Operating Officer Insight Capital, Inc. March 24, 2003

I, Dinesh C. Jain, certify that:

1)	I have reviewed this annual report on Form 10-K of Insight Capital, Inc. (the “registrant”);

2)

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DINESH C. JAIN

Dinesh C. Jain
Senior Vice President and Chief Financial Officer Insight Capital, Inc. March 24, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER UNDER
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Kim D. Kelly,  hereby certify that the annual report on Form 10-K of Insight Midwest, L.P. (“the registrant”) for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

/s/ KIM D. KELLY

Kim D. Kelly
President, Chief Executive Officer and Chief Operating Officer Insight Midwest, L.P. March 24, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER UNDER
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Dinesh C. Jain, hereby certify that the annual report on Form 10-K of Insight Midwest, L.P. (the  “registrant”) for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

/s/ DINESH C. JAIN

Dinesh C. Jain
Senior Vice President and Chief Financial Officer Insight Midwest, L.P. March 24, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER UNDER
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Kim D. Kelly,  hereby certify that the annual report on Form 10-K of Insight Capital, Inc.  (“the registrant”) for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

/s/ KIM D. KELLY

Kim D. Kelly
President, Chief Executive Officer and Chief Operating Officer Insight Capital, Inc. March 24, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER UNDER
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Dinesh C. Jain, hereby certify that the annual report on Form 10-K of Insight Capital, Inc.  (the  “registrant”) for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

/s/ DINESH C. JAIN

Dinesh C. Jain
Senior Vice President and Chief Financial Officer Insight Capital, Inc. March 24, 2003