Form 10-K
period 2005-12-31
INSIGHT MIDWEST LP; INSIGHT CAPITAL INC
filed 2006-03-30
CIK 1110458, 1110456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:  None

Indicate by check mark if any registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if each registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☒  No  ☐

Indicate by check mark whether each registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not Applicable

Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether any registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrants:  Not Applicable

Indicate the number of shares outstanding of the registrants’ common stock:  Not Applicable

Table of Contents

		Page
	PART I
Item 1.	Business	1
Item 1A.	Risk Factors .	26
Item 1B	Unresolved Staff Comments	31
Item 2.	Properties .	31
Item 3.	Legal Proceedings	31
Item 4.	Submission of Matters to a Vote of Security Holders .	31
	PART II
Item 5.	Market for Registrants Common Equity, Related Stockholder Matters and Issuer
	Purchases of Equity Securities	32
Item 6.	Selected Financial Data	32
Item 7.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	33
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 8.	Financial Statements and Supplementary Data	45
Item 9.	Changes in and Disagreements with Accountants on Accounting and
	Financial Disclosure .	45
Item 9A.	Controls and Procedures	45
Item 9B.	Other Information	46
	PART III
Item 10.	Directors and Executive Officers of the Registrant .	47
Item 11.	Executive Compensation .	49
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related
	Stockholder Matters .	49
Item 13.	Certain Relationships and Related Transactions	49
Item 14.	Principal Accountant Fees and Services	51
	PART IV
Item 15.	Exhibits and Financial Statement Schedules.	51
SIGNATURES

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This annual report on Form 10-K contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of our company, including, without limitation, statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions. We believe it is important to communicate management’s expectations to our stockholders. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors listed in this annual report under Item 1A, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, operating results and financial condition. Examples of these risks include:

•       All of the services offered by our company face a wide range of competition that could adversely affect our future results of operations;

•       We have substantial debt and have significant interest payment requirements, which may adversely affect our ability to obtain financing in the future to finance our operations and our ability to react to changes in our business;

•       The terms of Insight Midwest Holdings’ credit facility may limit our ability to access the cash flow of our subsidiaries;

•       There is uncertainty surrounding our potential dissolution, the process for which may be triggered by either of our partners;

•       We have a history of net losses and may not be profitable in the future;

•       Our programming costs are substantial, and they are expected to increase; and

•       General business conditions, economic uncertainty or slowdown, and the effects of governmental regulation could adversely affect our future results of operations.

We do not undertake any obligation to publicly update or release any revisions to these forward-looking statements to reflect events or circumstances after the date that this report is filed with the SEC or to reflect the occurrence of unanticipated events, except as required by law.

ii

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

Our Manager

Insight Communications Company, Inc. is the ninth largest cable television system operator in the United States based on customers served.  Insight Communications currently serves our approximately 1.3 million customers, all of whom are concentrated in the four contiguous states of Indiana, Kentucky, Illinois and Ohio. Our manager offers its customers an array of broadband products and services, including analog and digital video, high-speed Internet access and, in certain markets, telephone services.

On December 16, 2005, our manager completed a going-private merger with Insight Acquisition Corp., an entity organized by certain affiliates of The Carlyle Group. Pursuant to the transaction, Insight Acquisition Corp. merged with and into our manager, and our manager is the surviving corporation. Immediately after completion of the transaction, our manager’s Class A common stock was delisted from The Nasdaq National Market, and our manager is now a privately-held corporation.

Insight Midwest

We are a limited partnership owned 50% by our manager and 50% by an indirect subsidiary of Comcast Cable Holdings, LLC, which is a subsidiary of Comcast Corporation. Our partnership agreement provides that at any time after December 31, 2005 either partner has the right to commence a split-up process with respect to the partnership, subject to a limited right of postponement held by the non-initiating partner. To date, neither partner has commenced the split-up process.

Our manager’s going-private transaction did not result in any direct change in our ownership structure, and our manager continues to serve as our sole general partner and as the manager of each of our systems. Through a new class of Series A voting preferred stock of our manager issued in connection with the transaction, Sidney R. Knafel, Michael S. Willner and related parties continue to maintain control of a majority of our manager’s voting power. Accordingly, the transaction is not expected to result in a change in the operational aspects of our business.

Our principal offices are located at c/o Insight Communications Company, Inc., 810 Seventh Avenue, New York, New York 10019, and our telephone number is (917) 286-2300.

Insight Capital, Inc.

Insight Capital, Inc., a Delaware corporation, was formed on September 23, 1999, for the sole purpose of being a co-issuer with Insight Midwest of senior notes which allows certain investors the ability to be holders of the debt. Insight Capital has no operations. The outstanding shares of Insight Capital are owned by Insight Midwest.

Strategy

Our strategy is to be a full-service provider of the highest caliber of entertainment, information and communications services. The centerpiece of our strategy, however, is to provide exceptional customer service. We focus on building strong relationships with our customers and potential customers in the communities in which we operate because we believe that the single most important factor in generating customer loyalty is customer service. We believe that our local presence and more personal relationships with our communities distinguishes us from our competitors and results in higher customer satisfaction. In addition, we continually explore opportunities to leverage the capacity and capability of our upgraded broadband network to provide new and enhanced products and services for our customers.

Deliver excellent customer service and enhance community relations

We seek to secure a high level of customer satisfaction by managing local customer care units, staffed by professionals familiar with the communities they serve; using market research to determine customer needs and priorities and by providing customers with an attractively priced product offering. A significant number of our customers visit their local office on a monthly basis, providing us the opportunity to demonstrate and sell our new and enhanced products and services. We believe that these distinct marketing and promotion opportunities are effective sales channels, providing a competitive advantage as well as building customer loyalty.

We believe that our commitment to the communities in which we operate enhances our ability to attract and retain customers and fosters excellent franchise relationships. We are dedicated to building and sustaining strong community relations by providing valuable in-kind services and promotional opportunities to an array of local charities and organizations. We also support the cable industry’s Cable in the Classroom initiative and provide free cable and high-speed Internet access to local schools. To further strengthen our bond with our communities and differentiate ourselves from other multichannel video providers, we provide locally produced and oriented programming.

Focus on operating large, tightly-grouped clusters of cable systems in markets with attractive demographic profiles

In addition to its geographic concentration, our communications network is tightly-grouped, or “clustered,” with approximately 97% of our customers served from 13 headends, or an average of approximately 99,000 customers per headend (a headend processes signals received for distribution to customers over our network). As a result, the amount of capital necessary to deploy new and enhanced products and services is significantly reduced on a per home basis. We believe that the highly clustered nature of our systems also enables us to more efficiently deploy our marketing dollars and maximizes our ability to enhance customer awareness, increase use of our products and services and build brand support.

Our geographic concentration enables our local management teams to focus on the customer experience within their communities. We believe that the deployment of these local resources and our local expertise provides us with an advantage over our competitors, and is a key component of our operating strategy.

Many communities we serve are characterized by good housing growth, higher than average household income and low unemployment, and many are home to large universities and major commercial enterprises. We believe that the demographic profile of our communities make them attractive markets for our existing and new products.

Leverage our advanced broadband network to offer bundled services and introduce new and enhanced products

Our advanced broadband network provides significant capacity and the flexibility to offer our customers an array of products and services. The capacity of a cable system to offer products and services is determined by its bandwidth. As of December 31, 2005, we estimate that approximately 97% of our customers were passed by our upgraded network, with a bandwidth capacity of 750 megahertz (MHz) or greater. At the end of 2005, digital cable was available to 97% of basic customers passed by our broadband network, high-speed Internet was available to 98% of homes passed and telephone service was available to 34% of homes passed.

Our marketing strategy is to offer our customers an array of entertainment, information and communications services on a bundled basis. A bundled customer is one who subscribes to two or more of our primary services (video, high-speed Internet access and telephone). Where available, all of our services are offered on a bundled basis, supported by a single, integrated back-office platform, which allows our customers to make one call to a single customer service representative regarding any and all of their services and to receive a single bill for all services if they choose. By bundling our products and services, we provide our customers with increased choice in value-added packages, which we believe results in higher customer satisfaction, increased use of our services and greater customer retention.

Pursue value-enhancing transactions in nearby or adjacent geographies

We will seek to swap or acquire systems that strategically fit our clustering and operating strategy and are accretive to our value. We do not currently have any agreements, commitments or understandings for any future acquisitions. There is no assurance that any additional acquisitions will be completed. We believe that by acquiring or swapping systems in close proximity we have the opportunity to improve revenue growth and operating margins. This is achieved through the consolidation of headends, spreading of fixed costs over larger systems and increased operating efficiencies associated with larger systems.

Technical Overview

We believe that in order to achieve consistently high levels of customer service, reduce operating costs, maintain a strong competitive position and deploy important new technologies, we need to maintain a state-of-the-art technical platform. The deployment of fiber optic cable which has a capacity for a very large number of channels, the increase in the bandwidth to 750 MHz or higher, the activation of a two-way communications network and the installation of digital equipment allows us to deliver new and enhanced products and services, including interactive digital video, high-speed Internet services and telephone services.

As of December 31, 2005, our systems were comprised of approximately 30,700 network miles serving approximately 1.3 million customers and passing approximately 2.4 million homes resulting in a density of approximately 78 homes per mile. As of that date, our systems were made up of an aggregate of 28 headends, and approximately 97% of our customers were served by 13 headends. As of December 31, 2005, we estimate that approximately 97% of our customers were passed by our upgraded network.

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

We are improving the reliability of telephone services by implementing standby powering and status monitoring on our local network as telephone services are deployed in our systems. The existing commercial power structure deployed in cable networks is subject to potential disruptions in local power utility service. Standby power provides battery back-up for a limited duration, thereby making both telephone services and other products and services delivered over our local network more reliable. Status monitoring will enable us to monitor key components of our local network so that we can help reduce and diagnose problems affecting the performance of our local network.

Products and Services

We offer our customers a full array of traditional cable television services and programming offerings. We tailor both our basic line-up and our additional channel offerings to each regional system in response to demographics, programming preferences, competition and local regulation. We offer a basic level of service which includes up to 25 channels of television programming. As of December 31, 2005, approximately 91% of our customers chose to pay an additional amount to receive additional channels under our “Classic” or “expanded” service. Premium channels, which are offered individually or in packages of several channels, are optional add-ons to the basic service or the classic service. As of December 31, 2005, premium units as a percentage of basic subscribers was approximately 36%.

As network upgrades were activated, we deployed new and enhanced products and services in substantially all of our markets, including interactive digital video and high-speed Internet services. In addition, we are offering telephone services to our customers in selected markets.

Analog Video

Our analog cable television service offering includes the following:

•       Basic Service. All of our video customers receive the basic level of service, which generally consists of over-the-air local broadcast television and local community programming, including government and public access, and may include a limited number of satellite-delivered channels.

•       Classic Service or Expanded Service. This expanded level of service includes a group of satellite-delivered or non-broadcast channels such as ESPN, CNN, Discovery Channel and Lifetime.

•       Premium Channels. These channels provide unedited, commercial-free movies, sports and other special event entertainment programming such as HBO, Cinemax, Starz! and Showtime. We offer subscriptions to these channels primarily as a multi-channel digital service, along with subscription video-on-demand services.

•       Pay-Per-View. These analog channels allow customers with addressable analog or digital set-top boxes to pay to view a one-time special sporting event or music concert on an unedited, commercial-free basis. Pay-per-view movies are available through our video-on-demand digital service.

Interactive Digital Video

The implementation of interactive digital technology significantly enhances and expands the video and service offerings we provide to our customers. Because of the significantly increased bandwidth and two-way transmission capability of our state-of-the-art technical platform, we have designed a more extensive digital product that is rich in attractive features and provides customers with a high degree of interactive capability. Our interactive digital service is designed to exploit the advantages of a broadband network in the existing generation of set-top devices. The digital service encompasses three interactive applications: (1) an interactive program guide; (2) interactive local information and community guides; and (3) a video-on-demand service.

We have conducted numerous focus groups and commissioned research studies, the findings of which have helped to develop our interactive digital strategy. We believe that our digital penetration will continue to increase as a result of our differentiated services such as a graphically rich local information network and video-on-demand pay-per-view with full VCR functionality.

We are packaging our digital service under the “Insight Digital” brand, which includes the following features:

•       A digital set-top box and remote control;

•       An interactive navigational program guide for all analog and digital channels;

•       A local, interactive Internet-style service;

•       Access to multi-channel premium service for customers who separately subscribe to premium channels, such as HBO and Showtime, and in some cases with subscription video-on-demand;

•       Access to video-on-demand;

•       Mag Rack, a selection of video magazines with video-on-demand functionality; and

•       A digital 40-channel audio music service.

We offer a high-definition programming service consisting of broadcast networks and premium channels. Digital customers with high-definition television (HDTV) sets can receive any high-definition programming that is available from local broadcasters. HDTV customers who have HBO or Showtime would receive any HDTV programs available from these networks as well. We believe that offering HDTV programming from local broadcasters puts us in a favorable competitive position with the direct broadcast satellite television distributors which have limited HDTV programming due to capacity restrictions.

Through our wholly-owned subsidiary, Insight Interactive, LLC, our interactive digital platform provides its local, interactive Internet-style service and an interactive program guide. For an additional monthly charge over our Insight Digital price, we also offer a single digital set-top box which integrates our existing HDTV programming and video-on-demand services with a new digital video recorder (DVR) service. These advanced services are supported by Gemstar-TV Guide’s interactive program guide but do not include the local service.

Our digital customers are served by a video-on-demand (VOD) infrastructure provided by SeaChange International, Inc. Customers receive the movies electronically over the network and have full VCR functionality, including pause, play, fast forward and rewind. The movies are delivered with a high quality digital picture and digital sound. Our video-on-demand product is designed to provide movies at prices comparable to those charged for videotape rentals, pay-per-view and near video-on-demand movies, but with far greater convenience and functionality. Additionally, customers who subscribe to premium services, such as HBO and Showtime, can access selected movies and original programming from these networks at no additional cost to their regular monthly premium channel fee utilizing our video-on-demand system. Insight’s video-on-demand system also provides free content from certain cable networks including the NFL Network, Food Network, DIY Network and the National Geographic Channel to any digital customer with VOD access. As of December 31, 2005, approximately 40% of our customers had access to video-on-demand services.

High-Speed Internet

We offer high-speed Internet service for personal computers for all of our upgraded systems through our own regional network branded Insight BroadbandSM, except for our Columbus, Ohio system, which utilizes the RoadRunner service. AT&T Corp. provides the IP network backbone for our Insight Broadband service and certain core Internet support functions. As of December 31, 2005, high-speed Internet services were available in approximately 2.4 million of our homes passed and served approximately 470,400 of our customers.

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

Telephone Services

Under the “Insight Phone” brand, telephone services are currently available in portions of the Louisville and Lexington, Kentucky, Evansville, Indiana, and Columbus, Ohio areas and were available to a total of approximately 832,000 marketable homes passed, with approximately 89,900 customers as of December 31, 2005.

In August 2005, we launched Insight Phone to customers in selected areas of Northern Indiana. This launch was subsequently suspended due to the discontinuance of service by a key vendor. We have since completed our transition off of this vendor’s service.

We currently anticipate that we will launch Insight Phone in new markets during 2006.

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

As a result of its management’s British experience, Insight Communications recognized that the technology and products developed in the United Kingdom would migrate to the United States in similar form. Insight Communications focused on planning to upgrade our network promptly after it became clear that the 1996 Telecom Act would encourage competition in the communications industries. Insight Communications understood, however, that the new products and services available with new technology were best deployed in markets which provided for efficiencies for branding and technical investment. Insight Communications’ original acquisition strategy, which focused on customer growth, was very successful. However, Insight Communications’ management team recognized the opportunity to evolve from our role as a cable television operator providing only home video entertainment into a full service alternative communications network providing not only standard video services, but also interactive digital video, high-speed Internet access and communications products and services.

Recognizing the opportunities presented by newly available products and services and favorable changes in the regulatory environment, Insight Communications executed a series of asset swaps, acquisitions and entered into several joint ventures that resulted in its current composition. The largest of these transactions were the 50/50 joint ventures formed with  Comcast Cable (formerly known as AT&T Broadband) and its affiliates in October 1998 with respect to the Indiana systems, in October 1999 with respect to the Kentucky systems and on January 5, 2001 with respect to the Illinois systems. As of December 31, 1997, Insight Communications’ systems had approximately 180,000 customers with the two largest concentrations in Utah and Indiana, which together represented less than half of its customers. Insight Communications believes that it has successfully transformed its assets so that it currently owns,  operates and manages a cable television network serving approximately 1.3 million customers, all of which are clustered in the contiguous states of Indiana, Kentucky, Illinois and Ohio. Insight Communications’ current assets are reflective of its strategy to own systems that have high ratios of customers to headends.

In July 1999, Insight Communications consummated an initial public offering of 26,450,000 shares of its Class A common stock, raising an aggregate of approximately $650.0 million. In December 2005, Insight Communications completed a going-private merger with Insight Acquisition Corp., an entity organized by certain affiliates of The Carlyle Group. The transaction resulted in Insight Communications becoming a privately-held corporation.

Our Systems

Our systems in Indiana, Kentucky, Illinois and Ohio serve approximately 1.3 million customers. We are the largest operator of cable systems in Kentucky and the second-largest in both Indiana and Illinois. Our systems are clustered to serve an average of 99,000 customers per headend.

We are able to realize significant operational synergies due to the size of the clusters in these states and the demographic proximity of all of our systems. In all of our systems, we have substantially completed upgrading our system infrastructures to enable us to deliver new technologies, products and services to provide our customers with greater value and choices in the face of growing competition. As network upgrades were activated, we deployed new and enhanced products and services in substantially all of our markets, including interactive digital video and high-speed Internet services. In addition, we are offering telephone services to our customers in selected markets.

The highly clustered nature of our systems enables us to (a) more efficiently invest our marketing dollars and maximize our brand awareness, (b) more economically introduce new and enhanced services, and (c) reduce our overall operating and maintenance costs as a result of our ability to deploy fiber and reduce the number of headends we use throughout our systems. As a result, we believe we are able to achieve improved operating performance on both a combined and system-wide basis. Our relationship with Comcast Cable provides us with substantial purchasing economies for both our programming and hardware needs.

The East Region

As of December 31, 2005, the East Region passed approximately 836,600 homes and served approximately 417,300 customers. Approximately 98% of our customers in the East Region are served by six headends. The East Region, comprised of systems located within the States of Indiana, Kentucky and Ohio, is organized in six management districts:

The Central District

As of December 31, 2005, the Central District passed approximately 144,700 homes and served approximately 78,900 customers, principally in the community of Bloomington. The City of Bloomington, located 45 miles south of Indianapolis, is the home of Indiana University. Besides the University, major employers include Bloomington Hospital, Cook Incorporated and General Electric.

The Southwest District

As of December 31, 2005, the Southwest District passed approximately 128,500 homes and served approximately 58,200 customers, principally in the communities of Evansville, Boonville, Mt. Vernon, Princeton and Jasper, Indiana, as well as Henderson, Kentucky. Major employers include Alcoa, Whirlpool and Bristol-Myers Squibb.

In January 2003, HDTV was launched in this District. Telephone service is now fully deployed in Evansville, Boonville and Mt. Vernon, Indiana, as well as in Henderson, Kentucky.

SIGECOM, LLC has overbuilt the City of Evansville, providing cable television, high-speed Internet and telephone services in the City of Evansville and neighboring areas. We believe the SIGECOM overbuild passed approximately 83,000 homes, representing 65% of the Southwest District’s total homes passed as of December 31, 2005.

The Lexington District

As of December 31, 2005, the Lexington District passed approximately 144,600 homes and served approximately 85,900 customers from a single headend. Lexington is Kentucky’s second largest city, located in the central part of the state. Major employers in the Lexington area include the University of Kentucky, Toyota and Lexmark International.

As of December 31, 2005, approximately 49% of customers have subscribed to our interactive Insight Digital service. Approximately 29% of customers have Insight Broadband high-speed Internet service. Our phone service is available in over 78% of Lexington.

The Northern Kentucky District

As of December 31, 2005, the Northern Kentucky District passed approximately 158,400 homes and served approximately 81,600 customers from a single headend primarily in the City of Edgewood. Covington is Kentucky’s fifth largest city. Major employers in the Covington area include Delta Airlines, Toyota, Citicorp, Ashland, Inc., Fidelity Investments, BICC General Cable Corporation, Omnicare, COMAIR, Levi Strauss, Gap, Inc., Mazak Corp. and R.A. Jones, Inc and Ticona.

The Bowling Green District

As of December 31, 2005, the Bowling Green District passed approximately 39,000 homes and served approximately 24,700 customers from a single headend. Bowling Green is located 120 miles south of Louisville, 110 miles southwest of Lexington and 70 miles north of Nashville, Tennessee. Bowling Green is the fourth largest city in Kentucky and is the home of Western Kentucky University. Major employers in the Bowling Green area include General Motors, Fruit of the Loom, Commonwealth Health Corporation, DESA International and Houchens Industries.

The Columbus District

As of December 31, 2005, the Columbus District passed approximately 221,200 homes and served approximately 87,900 customers from a single headend. The District serves the eastern portion of the City of Columbus and adjacent suburban communities within eastern Franklin County and the contiguous counties of Delaware, Licking, Fairfield and Pickaway. The City of Columbus is the 34th largest designated market area, the capital of Ohio and the home of Ohio State University. In addition to the state government and university, the Columbus economy is well diversified with the significant presence of prominent companies such as The Limited, Merck, Wendy’s, Nationwide Insurance, JP Morgan Chase Bank and Worthington Industries.

As of December 31, 2005, approximately 43,800 of customers have subscribed to our interactive Insight Digital service, representing a penetration of nearly 52% in areas where digital service is available. The RoadRunner high-speed Internet service, launched in 2000, has achieved a penetration of approximately 20% as of December 31, 2005 in areas where service is available. We have launched a telephone service alternative to SBC (Ameritech) in the Columbus District. In addition, the Columbus District provides exclusive local sports and entertainment programming, featuring a variety of sporting events from area high schools and the Ohio State University to Columbus Clippers baseball and Columbus Crew major league soccer.

In 1996, Ameritech obtained a citywide cable television franchise for the City of Columbus and most other suburban communities in Franklin County. WideOpenWest acquired the assets of Ameritech in December 2001, and has built its system, both in our service area and in the Time Warner service area on the west side of Columbus. The areas of the Columbus District served by both us and WideOpenWest pass approximately 132,000 homes, representing 60% of the Columbus District’s total homes passed as of December 31, 2005.

The West Region

As of December 31, 2005, the West Region passed approximately 1,026,700 homes and served approximately 588,000 customers. Approximately 96% of our customers in the West Region are served by six headends. The West Region, comprised of systems located within the States of Indiana and Illinois, is organized in six management districts:

The Northwest District

As of December 31, 2005, the Northwest District passed approximately 108,800 homes and served approximately 68,000 customers, principally in the communities of Lafayette and Kokomo. The City of Lafayette is the home of Purdue University. Besides Purdue University, major employers include Eli Lilly, Subaru, Caterpillar, Great Lakes Chemical, Lafayette Life Insurance, Delphi Electronics and Chrysler.

The Northeast District

As of December 31, 2005, the Northeast District passed approximately 211,500 homes and served approximately 116,900 customers in Richmond as well as in the suburban communities near Indianapolis, including Noblesville and extending north to Anderson and east to Richmond, Indiana. Indianapolis is the state capital of Indiana and is the twelfth largest city in the United States. Major employers include General Motors, Eli Lilly, Sallie May, Roche, Bridgestone/Firestone and Anderson University.

The Northern Illinois District

As of December 31, 2005, the Northern Illinois District, which is comprised of Rockford and Dixon, Illinois, passed approximately 206,600 homes and served approximately 117,000 customers. Rockford is Illinois’ second largest city. Major employers in the Rockford metropolitan area include Chrysler Corporation, Rockford Health System, Sundstrand Corporation and Swedish American Health Systems.

Dixon customers are principally in the communities of Rock Falls, Peru and Dixon. Dixon is located in the north/central part of the State of Illinois. Major employers in the Dixon area include the State of Illinois, Raynor Manufacturing Company and Borg Warner Automotive.

Approximately 99% of the Northern Illinois District currently operates with a network of 750 MHz or higher. As of December 31, 2005, the district achieved penetration levels for its digital service of approximately 35% in areas where the service is available.

The Peoria District

As of December 31, 2005, the Peoria District passed approximately 206,900 homes and served approximately 123,000 customers, principally in the communities of Bloomington and Peoria, Illinois. Bloomington is located in the north/central part of the state. The Bloomington system is home to Illinois State University with over 21,000 students and Illinois Wesleyan University with over 2,100 students. The major employers in Bloomington are State Farm Insurance and Mitsubishi Motor Company of America. Peoria is the fifth largest city in Illinois, located in the north/central part of the state. The Peoria system is home to Bradley University. Major employers in the Peoria area include the world headquarters of Caterpillar. Peoria is the regional medical center in the State of Illinois outside Chicago. With the University of Illinois College of Medicine and four recognized hospitals within the city limits, Peoria ranks high on the list of those cities offering superior health care.

The Peoria District completed the upgrade of all but 68 miles of its 2,300 mile network to 750 MHz or higher. As of December 31, 2005, the Peoria District achieved penetration levels for its digital service of approximately 36% in areas where digital service is available. The District has launched high-speed Internet service and has achieved penetration levels of approximately 22% as of December 31, 2005 in areas where the service is available. In September 2003, video-on-demand and HDTV services were made available to customers in the Peoria District.

The Springfield District

As of December 31, 2005, the Springfield District passed approximately 191,800 homes and served approximately 111,600 customers, principally in the communities of Decatur and Springfield. Springfield is the capital of Illinois and the sixth largest city in the state, located in the central part of the state. The major employer in the Springfield area is the State of Illinois.

Approximately 74% of the Springfield District operates with a network which is two-way interactive. As of December 31, 2005, the district achieved penetration levels for its digital service of 37% in the areas where the service is available. The district has launched Insight Broadband high-speed Internet service and has achieved penetration levels of approximately 19% in areas where the service is available. In September 2003, video-on-demand and HDTV services were made available to customers in the Springfield District.

The Champaign District

As of December 31, 2005, the Champaign District passed approximately 101,200 homes and served approximately 51,400 customers. Champaign/Urbana is located in the eastern central part of the state. The Champaign District is home to the University of Illinois with over 45,000 students. Major employers in the Champaign and Urbana areas include the University of Illinois, Kraft Foods and the Carle Clinic Association.

The Champaign District serves substantially all of its customers by a two-way, 750 MHz network. The district had approximately 19,700 digital customers as of December 31, 2005. The Champaign District has launched Insight Broadband high-speed Internet service and as of December 31, 2005 had approximately 22,800 customers.

The South Region

As of December 31, 2005, the South Region passed approximately 557,300 homes and served approximately 276,400 customers, principally in the City of Louisville, Kentucky. This region includes approximately 92,798 homes passed and approximately 42,059 customers served by the Scottsburg, Jeffersonville and New Albany, Indiana systems which are operated by the management of the Louisville, Kentucky system. Louisville is the 16th largest city in the United States and is Kentucky’s largest city. It is located in the northern region of the state, bordering Indiana. Louisville is located within a day’s drive of nearly 50% of the United States population, which makes it an important crossroads for trade and business. Major employers in the Louisville metropolitan area include Humana, UPS, General Electric and Ford. Knology, Inc. obtained a franchise to provide cable television service in the City of Louisville in September 2000, although it had not commenced building a cable system as of December 31, 2005.

Substantially all of the customers of the Louisville system are served by two-way 750 MHz cable from a single headend. As of December 31, 2005, approximately 116,000 customers in the Louisville system have subscribed to our interactive Insight Digital service. Our phone service is available in approximately 79% of Louisville.

Customer Rates

Rates charged to customers vary based on the market served and service selected. As of December 31, 2005, the weighted average revenue for our monthly combined basic and classic service was approximately $39.40.

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

Sales and Marketing

Our strategy is to improve customer satisfaction and reduce churn in addition to selling video, high-speed Internet and telephone services to our customers and potential customers, thereby increasing market share. Customers who purchase more than one service may in some cases be eligible for a bundled discount. We regularly use targeted campaigns to sell the appropriate services to both our existing and our potential customer base. Our customer service representatives are trained and given the support to use their daily contacts with customers as opportunities to sell them additional services.

Due to the nature of the communities we serve, we are able to market our services in ways not typically used by urban cable operators. We can market products and services to our customers at our local offices where many of our customers pay their monthly cable bills in person. Examples of our in-store marketing include the promotion of premium services as well as point-of-purchase demonstrations that will allow customers to experience our high-speed Internet service and digital products. We aggressively promote our services utilizing both broad and targeted marketing tactics, including outdoor billboards, outbound telemarketing, retail partnerships, including Best Buy and H.H. Gregg, direct mail, door-to-door sales, cross-channel promotion, print and broadcast.

We build awareness of the “Insight” brand through advertising campaigns and strong community relations. As a result of our branding efforts and consistent service standards, we believe we have developed a reputation for quality and reliability. We also believe that our marketing strategies are particularly effective due to our regional clustering and market significance, which enables us to reach a greater number of both current and potential customers in an efficient, uniform manner.

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

Currently there are over 180 cable networks competing for carriage on our analog and digital platforms. We have continued to leverage both our systems’ channel capacity and newly deployed digital services including video-on-demand as an incentive to our suppliers to secure long term programming deals with reasonable price structures to offset license fee increases.

Because of our relationship with Comcast Cable, we have the right to purchase certain programming services for our systems directly through Comcast Cable’s programming supplier Satellite Services, Inc. We believe that Satellite Services has attractive programming costs. Additionally, given the clustering of our systems in the Midwest, we have been successful in affiliating with regionally based programming products such as sports and news, at lower than average license fees.

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

Commitment to Community Relations

We believe that maintaining strong community relations will continue to be an important factor in ensuring our long-term success. Our community-oriented initiatives include educational programs and the sponsorship of programs and events recognizing local citizens and supporting local charitable organizations. In addition, members of our management team host community events for political and business leaders as well as representatives of the local media, where they discuss our operations, recent enhancements to our service and recent developments in the telecommunications industry. We have received numerous awards recognizing our ongoing community relations, and we believe that such initiatives result in consumer and governmental goodwill and name recognition, increasing customer loyalty and likely facilitating any future efforts to provide new communications services.

We encourage all of our local management teams to take leadership roles in community and civic activities. Over the years, our systems have received various forms of recognition for their support of local causes and charities as well as their sponsorship of programs that improve the quality of life in the communities they serve.

All of our systems provide ongoing support for Cable in the Classroom, an industry initiative that earns recognition both locally and nationally for its efforts in furthering the education of students. We further underscore our commitment to education by offering high-speed Internet access to each accredited school in our service area, building upon the cable industry’s pledge to provide free high-speed Internet access to eligible local schools and public libraries. We offer students and teachers the resources of broadband content and robust cable programming to enrich the learning experience.

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

•                    The maintenance of insurance and indemnity bonds; and

•                    The payment of fees to communities.

As of December 31, 2005, we held 547 franchises in the aggregate, consisting of 201 in Indiana, 192 in Kentucky, 125 in Illinois and 29 in Ohio. Many of these franchises require the payment of fees to the issuing authorities of 3% to 5% of gross revenues, as defined by each franchise agreement, from the related cable system.

The Communications Act of 1934 prohibits franchising authorities from imposing annual franchise fees in excess of 5% of gross annual revenues from the provision of cable services and also permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances that render performance commercially impracticable.

The following table summarizes information relating to the year of expiration of our franchises, as of December 31, 2005:

Year of Franchise Expiration	Number of Franchises	Percentage of Total Franchises	Estimated Number of Basic Customers	Percentage Total Basic Customers Under Franchises
Expired*.	109	19.9%	128,790	10.7%
2006	26	4.8%	156,415	13.0%
2007.	15	2.7%	104,536	8.7%
2008.	32	5.9%	74,903	6.2%
2009	44	8.0%	123,103	10.2%
After 2009	321	58.7%	618,172	51.2%

*                    Such franchises are operated on a month-to-month basis and are in the process of being renewed. Of these franchises, 41 serve communities in Indiana and may be renewed pursuant to the state-level franchising statute that will take effect July 1, 2006.

The Communications Act provides, among other things, for an orderly franchise renewal process which limits a franchising authority’s ability to deny a franchise renewal if the incumbent operator follows prescribed statutory criteria. In addition, the Communications Act includes comprehensive renewal procedures which require, when properly elected by an operator, that an incumbent franchisee’s renewal application be assessed on its own merits and not as part of a comparative process with competing applications.

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

Congress has enacted legislation and the FCC has adopted regulatory policies providing a more favorable operating environment for new and existing technologies, in particular direct broadcast satellite television system operators, that continue to provide increased competition to cable systems. Congress has also enacted legislation which permits direct broadcast satellite companies to retransmit local television signals, eliminating one of the objections of consumers about switching to satellites.

The 1996 Telecom Act contains provisions designed to encourage local exchange telephone companies and others to provide a wide variety of video services competitive with services provided by cable systems. Local exchange telephone companies in various states have either announced plans, obtained local franchise authorizations or are currently competing with our cable communications systems. Certain telephone companies have begun to deploy fiber more extensively in their networks and some are carrying out announced plans to deploy broadband services, including video programming services, using a switched Internet protocol platform or other technologies designed to avoid certain regulatory burdens imposed on our business. Legislation recently passed in several states and similar legislation is pending, or has been proposed in certain other states and in Congress, that would allow local telephone companies to deliver services in competition with our cable service, without obtaining equivalent local franchises. Another proposal in Congress would also limit our ability to maintain competitive prices. Such a legislatively granted advantage to our competitors could adversely affect our business. Indiana, the state in which we have the greatest number of local franchises, recently passed legislation under which the Indiana Utility Regulatory Commission would become the state’s sole video franchising authority on July 1, 2006. Some franchise obligations under these state-issued franchises are tied to a pro-rata application of the obligations imposed on the incumbent under its locally-issued franchise issued prior to July 1, 2006. This legislation may significantly speed the ability to fulfill the regulatory prerequisites to new entrants seeking to provide video service in Indiana. Local exchange telephone companies and other companies also provide facilities for the transmission and distribution to homes and businesses of interactive computer-based services, including the Internet, as well as data and other non-video services. The ability of local exchange telephone companies to cross-subsidize video, data and telecommunication services also poses some threat to cable operators.

Franchised cable systems compete with private cable systems for the right to service condominiums, apartment complexes and other multiple unit residential developments. The operators of these private systems, also known as satellite master antenna television systems, often enter into exclusive agreements with apartment building owners or homeowners’ associations that preclude franchised cable television operators from serving residents of such private complexes. However several states, including Illinois and Ohio where we operate, have adopted legislation granting cable operators the right to serve residents of such private complexes under certain conditions and Indiana has passed legislation that provides the right to all communication service providers to access all multi-tenant properties used for business purposes.

The 1984 Cable Act gives franchised cable operators the right to use existing compatible easements within their franchise areas on nondiscriminatory terms and conditions. Accordingly, where there are preexisting compatible easements, cable operators may not be unfairly denied access or discriminated against with respect to access to those easements. Conflicting judicial decisions have been issued interpreting the scope of the access right granted by the 1984 Cable Act, particularly with respect to private easements granted to a specific utility and not “dedicated” to the public. Moreover, this statutory easement access right does not appear to allow a cable operator to install facilities within a building without permission from the property owner.

The 1996 Telecom Act may exempt some of our competitors from regulation as cable systems. The 1996 Telecom Act amends the definition of a “cable system” such that providers of competitive video programming are only regulated and franchised as “cable systems” if they use public rights-of-way. Thus, a broader class of entities providing video programming, including operators of satellite master antenna television systems, may be exempt from regulation as cable television systems under the 1996 Telecom Act. This exemption may give these entities a competitive advantage over us. The 1996 Telecom Act also exempts telephone company facilities that provide video services exclusively on an “interactive on-demand” basis from the definition of a “cable system,” which some telephone companies argue exempts them from local franchising and other requirements applicable to cable operators.

Cable television systems are operated under non-exclusive franchises granted by local or state authorities thereby allowing more than one cable system to be built in the same area. Although the number of municipal and commercial overbuild cable systems is small, the potential profitability of a cable system is adversely affected if the local customer base is divided among multiple systems. Additionally, constructing a competing cable system is a capital intensive process which involves a high degree of risk. We believe that in order to be successful, a competitor’s overbuild would need to be able to serve the homes in the overbuilt area on a more cost-effective basis than we can. Any such overbuild operation would require either significant access to capital or access to facilities already in place that are capable of delivering cable television programming. As of December 31, 2005, our Evansville, Indiana and Columbus, Ohio systems were overbuilt. As a result, approximately 9% of the total homes passed by our systems were overbuilt as of such date.

Direct broadcast satellite television systems use digital video compression technology to increase the channel capacity of their systems. Direct broadcast satellite television systems’ programming is currently available to individual households, condominiums and apartment and office complexes through conventional, medium and high-power satellites. High-power direct broadcast satellite television system service is currently being provided by DIRECTV, Inc. and EchoStar Communications Corporation, which during 2005 acquired certain assets of the VOOM satellite service to provide high definition programming. Direct broadcast satellite television systems have some advantages over cable systems that have not been upgraded, such as greater channel capacity and digital picture quality. The 2003 acquisition of DIRECTV by News Corp. has provided it with access to financial, programming and other resources that could enhance its competitive potential. In addition, legislation has been enacted which permits direct broadcast satellite television systems to retransmit the signals of local television stations in their local markets. However, direct broadcast satellite television systems have a limited ability to offer locally produced programming, and do not have a significant local presence in the community. In addition, direct broadcast satellite television system packages can be more expensive than cable, especially if the subscriber intends to view the service on more than one television in the household. Finally, direct broadcast satellite television systems do not have the same full two-way capability, which we believe will limit their ability to compete in a meaningful way in interactive television, high-speed Internet and voice communications. Direct broadcast satellite has enjoyed a 27.7% average penetration nationwide, and we believe that satellite penetration in our various markets generally is at or below such average.

Telephone companies have introduced digital subscriber line technology (“DSL”), which allows Internet access over traditional phone lines at data transmission speeds typically greater than those available by a standard telephone modem. Although these transmission speeds are not as great as the transmission speed of a cable modem, we believe that the transmission speed of DSL technology is sufficiently high that such technology competes with cable modem technology. The FCC is currently considering its authority to promulgate rules to facilitate the deployment of these services and regulate areas including high-speed Internet and interactive Internet services. We cannot predict the outcome of any FCC proceedings, or the impact of that outcome on the success of our Internet access services or on our operations. Major telephone companies have also begun to carry out their announced plans to construct new fiber networks over the next several years and to offer high-speed data and video services over these fiber networks. In addition, other technologies are entering the marketplace such as broadband wireless networks. One major provider, AT&T, recently announced plans to acquire BellSouth Corp. which could give it access to greater resources and economies of scale as well as increase its geographic footprint. In addition, the FCC has recently approved the provision of broadband Internet service to consumers over electronic power lines.

As we expand our offerings to include telephone services, such services will be subject to competition from existing providers, including both local exchange telephone companies and long-distance carriers as well as competing providers using alternative technologies such as voice over Internet protocol (“VoIP”). The telecommunications industry is highly competitive and many telephone service providers may have greater financial resources than we have, or have established relationships with regulatory authorities. In addition, new technologies such as VoIP may allow competing telephone providers to offer service in competition with us over an existing broadband connection (e.g., cable modem or DSL), thereby avoiding significant capital expenditures for a local distribution infrastructure. We cannot predict the extent to which the presence of these competitors will influence customer penetration in our telephone service areas. While we may add our telephone service offering to various markets, the service has only been launched in selected markets and has not yet achieved material penetration levels.

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

Federal Legislation

The principal federal statute governing the cable television industry is the Communications Act. As it affects the cable television industry, the Communications Act has been significantly amended on three occasions, by the 1984 Cable Act, the 1992 Cable Act and the 1996 Telecom Act. The 1996 Telecom Act altered the regulatory structure governing the nation’s telecommunications providers. It reduced barriers to competition in both the cable television market and the local telephone market. Among other things, it also reduced the scope of cable rate regulation.

Federal Regulation

The FCC, the principal federal regulatory agency with jurisdiction over cable television, has adopted regulations covering such areas as cross-ownership between cable television systems and other communications businesses, carriage of television broadcast programming, cable rates, consumer protection and customer service, leased access, obscene and indecent programming, programmer access to cable television systems, programming agreements, technical standards, consumer electronics equipment compatibility and consumer education, ownership of home wiring, availability of programming to competitors, equal employment opportunity, availability of devices to block objectionable programming, origination cablecasting, sponsorship identification, closed captioning, political advertising, advertising limits for children’s programming, signal leakage and frequency use, maintenance of various records as well as antenna structure notification, marking and lighting. The FCC has the authority to enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. A brief summary of certain of these federal regulations as adopted to date follows.

Rate Regulation

The 1984 Cable Act codified existing FCC preemption of rate regulation for premium channels and optional non-basic program tiers. The 1984 Cable Act also deregulated basic cable rates for cable television systems determined by the FCC to be subject to effective competition. The 1992 Cable Act substantially changed the previous statutory and FCC rate regulation standards. The 1992 Cable Act replaced the FCC’s old standard for determining effective competition, under which most cable television systems were not subject to rate regulation, with a statutory provision that resulted in nearly all cable television systems becoming subject to rate regulation of basic and cable programming service (expanded basic) tiers. The 1992 Cable Act allows cable operators to obtain deregulation of all rates upon demonstrating effective competition based on cable system penetration of less than 30%, aggregate penetration by competing providers in excess of 15%, or competition from a municipally-owned provider available to at least 50% of the community.

For cable systems not subject to effective competition, the 1992 Cable Act required the FCC to adopt a formula for franchising authorities to assure that basic cable rates are reasonable; allowed the FCC to review rates for cable programming service tiers, other than per-channel or per-program services, in response to complaints filed by franchising authorities and/or cable customers; prohibited cable television systems from requiring basic customers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of compliance; required the FCC to adopt regulations to establish, on the basis of actual costs, the price for installation of cable service, remote controls, converter boxes and additional outlets; and allowed the FCC to impose restrictions on the retiering and rearrangement of cable services under certain limited circumstances. The 1996 Telecom Act limited the class of complainants regarding cable programming service tier rates to franchising authorities only, and ended FCC regulation of cable programming service tier rates on March 31, 1999. The 1996 Telecom Act also relaxed existing uniform rate requirements by specifying that such requirements do not apply where the operator faces effective competition, and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing may be lodged with the FCC. In addition, the 1996 Telecom Act expanded the definition of effective competition to cover situations where a local telephone company or its affiliate, or any multichannel video provider using telephone company facilities, offers comparable video service by any means except direct broadcast satellite television systems.

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

Carriage of Broadcast Television Signals

The 1992 Cable Act contains signal carriage requirements which allow commercial television broadcast stations that are “local” to a cable television system, that is to say that the system is located in the station’s Nielsen “designated market area,” to elect every three years whether to require the cable television system to carry the station, subject to certain exceptions, or whether the cable television system will have to negotiate for “retransmission consent” to carry the station. The last election between must-carry and retransmission consent was October 1, 2005. Both broadcasters electing to require retransmission consent and affected cable operators are subject to FCC rules that impose reciprocal requirements on each party to negotiate in good faith over such consent. These rules do not require, however, that an agreement be actually reached. A cable television system is generally required to devote up to one-third of its activated channel capacity for the carriage of local commercial television stations whether pursuant to mandatory carriage requirements or the retransmission consent requirements of the 1992 Cable Act. Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions, within the larger of:  (i) a 50 mile radius from the station’s city of license; or (ii) the station’s Grade B contour, a measure of signal strength. Unlike commercial stations, noncommercial stations are not given the option to negotiate retransmission consent for the carriage of their signal. In addition, cable television systems have to obtain retransmission consent for the carriage of all “distant” commercial broadcast stations, except for certain “superstations,” which are commercial satellite-delivered independent stations such as WGN. To date, compliance with the “retransmission consent” and “must carry” provisions of the 1992 Cable Act has not had a material effect on us, although this result may change in the future depending on such factors as market conditions, channel capacity and similar matters when such arrangements are renegotiated. FCC rules require carriage of local television broadcast stations that transmit solely in a digital format. In addition, the FCC recently reaffirmed that a station transmitting in both analog and digital formats during the current transition period which will end on February 17, 2009, is entitled to carriage of only its analog signal and that the mandatory carriage obligation extends only to the primary video signal, not to multiple services transmitted by a station over its digital channel. No later than February 18, 2009, all television broadcasts must be solely in digital format.

Packaging of Certain Programming

Reversing the findings of a November 2004 report, the FCC released a report in February 2006 finding that consumers could benefit under certain a la carte models for delivery of video programming. The staff-level report did not specifically recommend or propose the adoption of any specific rules by the FCC and it did not endorse a pure a la carte model where subscribers could purchase specific channels without restriction. Instead, it favored tiers plus individual channels or smaller theme-based tiers. Shortly after release of the report, the FCC voted to seek additional information as to whether cable systems with at least 36 channels are available to at least 70 percent of U.S. homes and whether 70 percent of households served by those systems subscribe. If so, the FCC may have additional discretion under the Cable Act to promulgate additional rules necessary to promote diversity of information sources. The FCC did not specify what rules it would seek to promulgate; however, the Chairman of the FCC has expressed support for family-friendly tiers of programming and availability of programming on an a la carte basis. Certain cable operators, including us, have responded by announcing the intent to offer “family-friendly” programming tiers. It is not certain whether those efforts will ultimately be regarded as a sufficient response. Congress may also consider legislation regarding programming packaging, bundling or a-la-carte delivery of programming. Any such requirements could fundamentally change the way in which we package and price our services. We cannot predict the outcome of any current or future FCC proceedings or legislation in this area, or the impact of such proceedings on our business at this time.

Deletion of Certain Programming

Cable television systems that have 1,000 or more customers must, upon the appropriate request of a local television station, delete the simultaneous or nonsimultaneous network programming of distant stations when such programming has also been contracted for by the local station on an exclusive basis. FCC regulations also enable television stations that have obtained exclusive distribution rights for syndicated programming in their market to require a cable television system to delete or “black out” such programming from other television stations which are carried by the cable television system. In addition, the rights holder to a local sports event can prohibit a cable operator from carrying that event on a distant station if the event is not broadcast live by a local station.

Franchising

The FCC recently issued a Notice of Proposed Rulemaking seeking comment on whether the current local franchising process constitutes an impediment to widespread issuance of franchises to competitive cable providers in terms of the sheer number of franchising authorities, the impact of state-level franchising authorities, the burdens some local franchising authorities seek to impose as conditions of granting franchises and whether state “level-playing field” statutes also create barriers to entry. We cannot determine the outcome of any potential new rules on our business; however, any change that would lessen the local franchising burdens and requirements imposed on our competitors relative to those that are or have been imposed on us could harm our business.

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

Renewal of Franchises

The 1984 Cable Act and the 1992 Cable Act establish renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal and to provide specific grounds for franchising authorities to consider in making renewal decisions, including a franchisee’s performance under the franchise and community needs. Even after the formal renewal procedures are invoked, franchising authorities and cable television operators remain free to negotiate a renewal outside the formal process. Nevertheless, renewal is by no means assured, as the franchisee must meet certain statutory standards. Even if a franchise is renewed, a franchising authority may impose new and more onerous requirements such as upgrading facilities and equipment, although the municipality must take into account the cost of meeting such requirements. Similarly, if a franchising authority’s consent is required for the purchase or sale of a cable television system or franchise, such authority may attempt to impose burdensome or onerous franchise requirements in connection with a request for such consent. Historically, franchises have been renewed for cable television operators that have provided satisfactory services and have complied with the terms of their franchises. At this time, we are not aware of any current or past material failure on our part to comply with our franchise agreements. The Telecommunications Board of Northern Kentucky (“TBNK”) has alleged that Insight has failed to comply with a franchise provision regarding certain operational capabilities of Insight’s cable television system that serves communities in northern Kentucky. This matter is currently subject to litigation before the U.S. District Court for the Northern District of Kentucky. We cannot predict the outcome of this matter. We believe that we have generally complied with the terms of our franchises and have provided quality levels of service.

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

Ownership

The 1996 Telecom Act repealed the statutory ban against local exchange carriers providing video programming directly to customers within their local exchange telephone service areas. Consequently, the 1996 Telecom Act permits telephone companies to compete directly with operations of cable television systems. Under the 1996 Telecom Act and implementing rules adopted by the FCC local exchange carriers may provide video service as broadcasters, common carriers, or cable operators. In addition, local exchange carriers and others may also provide video service through “open video systems,” a regulatory regime that may give them more flexibility than traditional cable television systems. Open video system operators (including local exchange carriers) can, however, be required to obtain a local franchise, and they can be required to make payments to local governmental bodies in lieu of cable franchise fees. In general, open video system operators must make up to two-thirds of the channels on their systems available to programming providers (other than the incumbent cable operator) on rates, terms and conditions that are reasonable and nondiscriminatory.

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

The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services, including cable television, notwithstanding the Public Utilities Holding Company Act of 1935, as amended. Electric utilities must establish separate subsidiaries known as “exempt telecommunications companies” and must apply to the FCC for operating authority. Certain electric power providers are exploring the provision of broadband service over power lines. In 2004, the FCC adopted rules: 1) that affirmed the ability of electric service providers to provide broadband Internet access services over their distribution systems; and 2) that seek to avoid interference with existing services. Due to their resources, electric utilities could be formidable competitors to traditional cable television systems.

Access to Programming

The 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring their affiliated cable operators and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. The prohibition on certain types of exclusive programming arrangements was set to expire on October 5, 2002, but the FCC has determined that a five-year extension of the prohibition is necessary to preserve and protect competition in video programming distribution.

Privacy

The 1984 Cable Act imposes a number of restrictions on the manner in which cable television operators can collect and disclose data about individual system customers. The statute also requires that the system operator periodically provide all customers with written information about its policies regarding the collection and handling of data about customers, their privacy rights under federal law and their enforcement rights. In the event that a cable television operator was found to have violated the customer privacy provisions of the 1984 Cable Act, it could be required to pay damages, attorneys’ fees and other costs. Under the 1992 Cable Act, the privacy requirements were strengthened to require that cable television operators take such actions as are necessary to prevent unauthorized access to personally identifiable information. Certain of these requirements were modified by the Electronic Communications Privacy Act of 2001. Additionally, certain states have enacted laws that require disclosure to residents of those states if certain personal information held about them is accessed or is reasonably believed to have been accessed without authorization.

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

The FCC has adopted regulations to implement the requirements of the 1992 Cable Act designed to improve the compatibility of cable television systems and consumer electronics equipment. These regulations, among other things, generally prohibit cable television operators from scrambling their basic service tier. The 1996 Telecom Act directs the FCC to set only minimal standards to assure compatibility between television sets, VCRs and cable television systems, and otherwise to rely on the marketplace. Pursuant to the 1992 Cable Act, the FCC has adopted rules to assure the competitive availability to consumers of customer premises equipment, such as converters, used to access the services offered by cable television systems and other multichannel video programming distributors. Pursuant to those rules, consumers are given the right to attach compatible equipment to the facilities of their multichannel video programming distributors so long as the equipment does not harm the network, does not interfere with the services purchased by other customers and is not used to receive unauthorized services. As of July 1, 2000, multichannel video programming distributors, other than operators of direct broadcast satellite television systems, were required to separate security from non-security functions in the customer premises equipment which they sell or lease to their customers and offer their customers the option of using component security modules obtained from the multichannel video programming distributors with set-top units purchased or leased from retail outlets. As of July 1, 2007, multichannel video programming distributors will be prohibited from distributing new set-top equipment integrating both security and non-security functions to their customers.

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

Pole Attachments

The FCC currently regulates the rates and conditions imposed by certain public utilities for use of their poles unless state public service commissions are able to demonstrate that they adequately regulate the rates, terms and conditions of cable television pole attachments. A number of states and the District of Columbia have certified to the FCC that they adequately regulate the rates, terms and conditions for pole attachments. Illinois, Ohio, and Kentucky, states in which we operate, have made such a certification. In the absence of state regulation, the FCC administers such pole attachment and conduit use rates through use of a formula which it has devised. Pursuant to the 1996 Telecom Act, the FCC has adopted a new rate formula for any attaching party, including cable television systems, which offers telecommunications services. This new formula will result in higher attachment rates that will apply only to cable television systems which elect to offer telecommunications services. Any increases pursuant to this new formula began in 2001, and will be phased in by equal increments over the five ensuing years. The FCC ruled that the provision of Internet services will not, in and of itself, trigger use of the new formula. The Supreme Court affirmed this decision and also held that the FCC’s authority to regulate rates for attachments to utility poles extended to attachments by cable operators and telecommunications carriers that are used to provide Internet service or for wireless telecommunications service. This development benefits our business and will place a constraint on the prices that utilities can charge with regard to the cable facilities over which we also provide Internet access service.

Interactive Television

The FCC has issued a Notice of Inquiry covering a wide range of issues relating to Interactive Television (“ITV”). Examples of ITV services are interactive electronic program guides and access to a graphic interface that provides supplementary information related to the video display. In the near term, cable systems are likely to be the platform of choice for the distribution of ITV services. The FCC has posed a series of questions including the definition of ITV, the potential for discrimination by cable systems in favor of affiliated ITV providers, enforcement mechanisms, and the proper regulatory classification of ITV service.

Copyright

Cable television systems are subject to federal copyright licensing covering carriage of broadcast signals. In exchange for making semi-annual payments to a federal copyright royalty pool and meeting certain other obligations, cable television operators obtain a statutory license to retransmit broadcast signals. The amount of this royalty payment varies, depending on the amount of system revenues from certain sources, the number of distant signals carried, and the location of the cable television system with respect to over-the-air television stations. Adjustment to the copyright royalty rates are done through an arbitration process supervised by the U.S. Copyright Office. Cable television operators are liable for interest on underpaid and unpaid royalty fees, but are not entitled to collect interest on refunds received for overpayment of copyright fees.

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

Several petitions are currently pending with the United States Copyright Office seeking revisions to certain compulsory copyright license reporting requirements and clarification of certain issues relating to the application of the compulsory license to the carriage of digital broadcast stations. The Copyright Office may open one or more rulemakings in response to these petitions. We cannot predict the outcome of any such rulemakings; however, it is possible that certain changes in the rules or copyright compulsory license fee computations could have an adverse affect on our business by increasing our copyright compulsory license fee costs or by causing us to reduce or discontinue carriage of certain broadcast signals that we currently carry on a discretionary basis.

Copyrighted music performed in programming supplied to cable television systems by pay cable networks, such as HBO, and basic cable networks, such as USA Network, is licensed by the networks through private agreements with performing rights organizations such as the American Society of Composers and Publishers, generally known as ASCAP, BMI, Inc. and SESAC, Inc. ASCAP and BMI offer “through to the viewer” licenses to the cable networks which cover the retransmission of the cable networks’ programming by cable television systems to their customers.

Licenses to perform copyrighted music by cable television systems themselves, including on local origination channels, in advertisements inserted locally on cable television networks, and in cross-promotional announcements, must be obtained by the cable television operator from the appropriate performing rights organization.

State and Local Regulation

Cable television systems generally are operated pursuant to nonexclusive franchises, permits or licenses granted by a municipality or other state or local government entity. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction, and even from city to city within the same state, historically ranging from reasonable to highly restrictive or burdensome. Franchises generally contain provisions governing fees to be paid to the franchising authority, length of the franchise term, renewal, sale or transfer of the franchise, territory of the franchise, design and technical performance of the system, use and occupancy of public streets and number and types of cable television services provided. The terms and conditions of each franchise and the laws and regulations under which it was granted directly affect the profitability of the cable television system. The 1984 Cable Act places certain limitations on a franchising authority’s ability to control the operation of a cable television system. The 1992 Cable Act prohibits exclusive franchises, and allows franchising authorities to exercise greater control over the operation of franchised cable television systems, especially in the area of customer service and rate regulation. The 1992 Cable Act also allows franchising authorities to operate their own multichannel video distribution system without having to obtain a franchise and permits states or local franchising authorities to adopt certain restrictions on the ownership of cable television systems. Moreover, franchising authorities are immunized from monetary damage awards arising from regulation of cable television systems or decisions made on franchise grants, renewals, transfers and amendments. The 1996 Telecom Act restricts a franchising authority from either requiring or limiting a cable television operator’s provision of telecommunications services.

Various proposals have been introduced at the state and local levels with regard to the regulation of cable television systems, and a number of states have adopted legislation subjecting cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. A new Kentucky statute enacted in 2005 replaces the fees established by individual franchise with a 3% excise tax and a 2.4% gross receipts tax which is also imposed on other providers of video programming service, such as DBS.

Several states have recently passed legislation and similar legislation is pending, or has been proposed in certain other states and in Congress, that would allow local telephone companies to deliver services that would compete with our cable service, without obtaining an equivalent local franchise. To the extent that incumbents have made prior payments, including capital grants, incumbents would still remain at a competitive disadvantage under the legislation. Another proposal in Congress would also limit our ability to maintain competitive prices. Any such legislatively granted advantages to our competitors could adversely affect our business. The effect of such initiatives, if any, on our obligation to obtain local franchises, many of which have years remaining in the terms, cannot be predicted.

Under a bill recently passed by the Indiana Legislature, effective July 1, 2006, the Indiana Utility Regulatory Commission would become the state’s sole video franchising authority. Under this legislation we would have until November 1, 2006 to elect to switch to the state-issued certificate or our existing local franchises will continue until the later of January 1, 2009 or the termination or expiration of each franchise. A state-issued certificate with respect to us would have some of the same obligations under the existing local franchises. Some franchise obligations under these state-issued franchises are tied to a pro-rata application of the obligations imposed on the incumbent under its locally-issued franchise issued prior to July 1, 2006. This legislation would greatly speed fulfillment of the regulatory prerequisites to new entrants seeking to provide video service in Indiana.

The foregoing summarizes certain material present and proposed federal, state and local regulations and legislation relating to the cable television industry. Other existing federal regulations, copyright licensing and, in many jurisdictions, state and local franchise requirements, currently are the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals which could change, in varying degrees, the manner in which cable television systems operate. Neither the outcome of these proceedings nor their impact upon the cable television industry or us can be predicted at this time.

Internet Access Service

We offer a service which enables consumers to access the Internet at high speeds via high capacity broadband transmission facilities and cable modems. We compete with many other providers of Internet access services which are known as Internet service providers (“ISPs”). ISPs include such companies as America Online, MSN and Earthlink as well as major telecommunications providers, including AT&T and local exchange telephone companies. The FCC has decided and the United States Supreme Court has affirmed that cable Internet service should be classified for regulatory purposes as an “information service” rather than either a “cable service” or a “telecommunications service.” Concurrently, the FCC has initiated a wide-ranging rulemaking proceeding in which it seeks comment on the regulatory ramifications of this classification. Among the issues to be decided are whether the FCC should permit local authorities to impose an access requirement, whether local authorities should be prohibited from imposing fees on cable Internet service revenues, and what regulatory role local authorities should be permitted to play. We cannot predict the outcome of the current FCC proceeding or its impact on our business.

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

Local Telecommunications Services

The 1996 Telecom Act provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose “competitively neutral” requirements regarding universal service, public safety and welfare, service quality and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require fair and reasonable, competitively neutral and non-discriminatory compensation for management of the public rights-of-way when cable operators or others provide telecommunications service using public rights-of-way. State and local governments must publicly disclose required compensation from telecommunications providers for use of public rights-of-way.

Local telecommunications services are subject to regulation by state utility commissions. Use of local telecommunications facilities to originate and terminate long distance services, a service commonly referred to as “exchange access,” is subject to regulation both by the FCC and by state utility commissions. As providers of local exchange service, we are subject to the requirements imposed upon competitive local exchange companies by the 1996 Telecom Act. These include requirements governing resale, telephone number portability, dialing parity, access to rights-of-way and reciprocal compensation, among others. Further, the FCC has recently initiated a proceeding to determine whether additional safeguards are required to protect the privacy of certain customer information including call records. Although we cannot predict whether and the extent to which a state may seek to regulate us, increased regulation would likely increase our cost of doing business.

Numerous cable operators are either exploring or have commenced offering voice over Internet protocol (“VoIP”) as a competitive alternative to traditional circuit-switched telephone service. Various states, including states where we operate, have adopted or are considering differing regulatory treatment for VoIP, ranging from minimal or no regulation to full-blown common carrier status. The FCC recently decided that alternative voice technologies, like certain types of VoIP telephony, should be regulated only at the federal level, rather than by individual states. Many implementation details remain unresolved, and there are substantial regulatory changes being considered that could either benefit or harm VoIP telephony as a business operation. While the final outcome of the FCC proceedings cannot be predicted, it is generally believed that the FCC favors a “light touch” regulatory approach for VoIP telephony, which might include preemption of certain state or local regulation.

Employees

As of December 31, 2005, we employed approximately 3,640 full-time employees and 60 part-time employees. We consider our relations with our employees to be good.

Item 1A.                Risk Factors

Our business faces many risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer.

We have substantial debt and significant interest payment requirements, which may adversely affect our ability to obtain financing in the future, to finance our operations and to react to changes in our business.

We have a substantial amount of debt. The following table shows certain important credit statistics about us.

	As of December 31, 2005
	(dollars in thousands	)
Total debt.	$2,516,311
Partners’ capital.	840,386
Debt to equity ratio.	2.99x

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

As a holding company, we do not hold any assets other than our investments in our subsidiaries. Consequently, our subsidiaries conduct all of our consolidated operations and own substantially all of our consolidated assets. The only source of the cash we have to pay interest and principal on our indebtedness is the cash that our subsidiaries generate from their operations and their borrowings. The ability of our operating subsidiaries to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Furthermore, our subsidiaries must make payments to Insight Communications Company, L.P. under their management agreements. Accordingly, we cannot assure you that our subsidiaries will generate cash flow from operations in amounts sufficient to enable us to pay the principal and interest on our indebtedness.

Our partnership agreement provides for a split-up process that may be initiated by either partner.

Our partnership agreement provides that at any time after December 31, 2005 either Comcast Cable or our manager, Insight LP (a wholly-owned subsidiary of Insight Communications) has the right to cause a split-up of the partnership, subject to a limited right of postponement held by the non-initiating partner. To date, neither partner has commenced the split-up process. The split-up would reduce the cash flow from operations that we need to repay our debt, and could require us to make a change of control offer which we may be unable to finance.

The terms of the Insight Midwest Holdings credit facility and inability to refinance any borrowings under such facility may limit our ability to access the cash flow of our subsidiaries.

Our ability to receive cash from our subsidiaries is restricted by the terms of the Insight Midwest Holdings credit facility. Insight Midwest Holdings’ credit facility permits it to distribute cash to us, subject to certain limitations, provided that there is no default under such credit facility. If there is a default under the Midwest Holdings credit facility, we would not have any cash to pay interest on our obligations.

Furthermore, borrowings under the Insight Midwest Holdings credit facility are secured and will mature prior to our outstanding notes. Accordingly, we may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

The Insight Midwest Holdings credit facility requires us to comply with various financial and operating restrictions which could limit our ability to compete as well as our ability to expand.

The Insight Midwest Holdings credit facility contains covenants that restrict Insight Midwest Holdings’ subsidiaries ability to:

•       distribute funds or pay dividends to us;

•       incur additional indebtedness or issue additional equity;

•       repurchase or redeem equity interests and indebtedness;

•       pledge or sell assets or merge with another entity;

•      create liens; and

•       make certain capital expenditures, investments or acquisitions.

Such restriction could limit our ability to compete as well as our ability to expand. The ability of Insight Midwest Holdings’ subsidiaries to comply with these provisions may be affected by events beyond our control. If they were to breach any of these covenants, they would be in default under the credit facility and they would be prohibited from making distributions to us.

We have a history of net losses, and may not be profitable in the future.

Although we reported net income before accruals of preferred interests of $13.3 million and $28.0 million for the years ended December 31, 2005 and 2004 and $26.2 million for the year ended December 31, 2003 primarily due to the gain recorded on the settlement of a programming contract and the swap of our Griffin, Georgia system, we have a history of net losses and may incur additional net losses in the future. We incurred a net loss before accruals of preferred interests of $263.2 million for the year ended December 31, 2001 and $42.0 million for the year ended December 31, 2002.

We have and will continue to have a substantial amount of interest expense in respect of debt incurred and depreciation and amortization expenses relating to acquisitions of cable systems as well as expansion and upgrade programs. Such expenses have contributed to the net losses we experienced.

Our manager may in the future manage cable systems other than our cable systems, which may divert management resources from the management of our systems and could give rise to conflicts of interest.

Our manager may in the future manage cable systems other than the cable systems we own. Management of other cable systems would require our manager to devote a significant portion of its personnel and other resources to the management of such other cable systems. As a result, the attention of our manager’s senior executive officers and key personnel may be diverted from the management of our cable systems and the allocation of management resources between our cable systems and such new systems could give rise to conflicts of interest.

Our programming costs are substantial and they may increase, which could result in a decrease in profitability if we are unable to pass that increase on to our customers.

In recent years, the cable and satellite video industries have experienced an escalation in the cost of programming, and sports programming in particular. Our cable programming services are dependent upon our ability to procure programming that is attractive to our customers at reasonable rates. Programming costs may continue to escalate, and we may not be able to pass programming cost increases on to our customers. Our financial condition and results of operations could be negatively affected by further increases in programming costs. Programming has been and is expected to continue to be our largest single expense item and accounted for approximately 37% of the total programming and other operating costs and selling, general and administrative expenses for our systems for the year ended December 31, 2005.

Because of our relationship with Comcast Cable, we currently have the right to purchase certain programming services for our systems directly through Comcast Cable’s programming supplier Satellite Services, Inc. In addition, under the terms of our partnership agreement, our manager and Comcast Cable are each required to use commercially reasonable efforts to extend to us all of the programming discounts available to them. If a split-up of the partnership were to occur, we may no longer be able to benefit from the favorable programming costs available through Comcast Cable.

The competition we face from other cable networks and alternative service providers may cause us to lose market share.

The impact from competition, particularly from direct broadcast satellite television systems and companies that overbuild in our market areas, has resulted in a decrease in customer growth rates as well as a loss of customers. According to the FCC, the percentage of multichannel video customers served by cable television operators dropped from 71.6% as of June 2004 to 69.4% as of June 2005, while the percentage of customers served nationwide by direct broadcast satellite grew from 25.1% to 27.7% during this same period. This growing competition has negatively impacted our financial performance. Increased competition may continue to impact our financial performance. Many of our potential competitors have substantially greater resources than we do, and we cannot predict the market share our competitors will eventually achieve, nor can we predict their ability to develop products which will compete with our planned new and enhanced products and services such as high-speed Internet access, video-on-demand and telephone services.

Direct broadcast satellite service consists of television programming transmitted via high-powered satellites to individual homes, each served by a small satellite dish. Legislation permitting direct broadcast satellite operators to transmit local broadcast signals was enacted on November 29, 1999. This eliminates a significant competitive advantage that cable system operators have had over direct broadcast satellite operators. Direct broadcast satellite operators currently deliver local broadcast signals in the largest markets and continue to expand such carriage to additional markets.

The 1996 Telecom Act contains provisions designed to encourage local exchange telephone companies and others to provide a wide variety of video services competitive with services provided by cable systems. Local exchange telephone companies in various states have either announced plans, obtained local franchise authorizations or are currently competing with our cable communications systems. Certain telephone companies have begun to deploy fiber more extensively in their networks and to deploy broadband services, including video programming services, using a switched Internet protocol platform or other technologies designed to avoid the same regulatory burdens imposed on our business. New laws or regulations at the federal or state level may clarify the ability of local telephone companies to provide their services without obtaining state or local cable franchises. If local telephone companies are not required to obtain local cable franchises comparable to ours, it would be adverse to our business.

Since our cable systems are operated under non-exclusive franchises, competing operators of cable systems and other potential competitors, such as municipalities and municipal utility providers, may be granted franchises to build cable systems in markets where we hold franchises. Competition in geographic areas where a secondary franchise is obtained and a cable network is constructed is called “overbuilding.”  As of December 31, 2005, approximately 9% of the homes passed by our cable systems were overbuilt. As of December 31, 2005, SIGECOM, LLC had overbuilt our Evansville, Indiana system and passed approximately 83,000 homes also passed by us. In addition, as of December 31, 2005, WideOpenWest had overbuilt our Columbus, Ohio system and passed approximately 132,000 homes also passed by us. We cannot predict what effect competition from these or future competitors will have on our business and operations.

We will face competition from providers of alternatives to our Internet and telephone services.

Several telephone companies are offering digital subscriber line technology (also known as DSL services), which allows Internet access over traditional phone lines at data transmission speeds greater than those available by a standard telephone modem. Although these transmission speeds generally have not been as fast as the transmission speeds of a cable modem, we believe that the transmission speeds of digital subscriber line technology are sufficiently high that such technology will compete with cable modem technology. We cannot predict the impact DSL technology will have on our Internet access services or on our operations.

As we expand our offerings to include telephone services in additional markets, the telephone services we deliver will be subject to competition from existing providers, including both local exchange telephone companies and long-distance carriers as well as competing providers using alternative technologies such as voice over Internet protocol (“VoIP”). We cannot predict the extent to which the presence of these competitors will influence customer penetration in our telephone service areas.

We expect that the most significant competitors for our Internet access and telephone service offerings will be the existing local exchange telephone companies as well as resellers using the local exchange telephone companies’ networks, although the FCC, after a one-year grace period, will no longer require telecommunications companies to unbudle and resell DSL services as a stand alone product. These competitors are currently the predominant providers of Internet and telephone services in our markets.

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

As part of our strategy of pursuing value-enhancing transactions, we intend to seek to swap or acquire systems that strategically fit our clustering and operating strategy. Although we regularly engage in discussions with respect to possible acquisitions and joint ventures, we do not currently have any understandings, commitments or agreements relating to any acquisitions. Future acquisitions could result in potentially dilutive issuances of equity securities and the incurrence of debt and contingent liabilities which could have a material adverse effect upon our business, financial condition and results of operations.

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

Item 1B.               Unresolved Staff Comments

Not applicable.

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

Item 3.                        Legal Proceedings

In April 2005, Acacia Media Technologies Corporation filed a lawsuit against Insight Communications and others in the United States District Court for the Southern District of New York. The complaint alleges, among other things, infringement of certain United States patents that allegedly relate to systems and methods for transmitting and/or receiving digital audio and video content. The complaint seeks injunctive relief and damages in an unspecified amount. In the event that a court ultimately determines that we infringe on any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain products and services that we currently offer to customers. We believe that the claims are without merit and intend to defend the action vigorously. The final disposition of this claim is not expected to have a material adverse effect on our consolidated financial position but could possibly be material to our consolidated results of operations of any one period. Further, at this time the outcome of the litigation is impossible to predict, and no assurance can be given that any adverse outcome would not be material to our consolidated financial position.

We believe there are no other pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on us.

Item 4.                        Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.                        Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no public trading market for our equity, all of which is held equally by our manager, through Insight LP, and Comcast Cable (formerly known as AT&T Broadband), through TCI of Indiana Holdings.

Item 6.                        Selected Financial Data

In the following table, we provide you with our selected consolidated historical financial and other data as of and for the five years ended December 31, 2005. When you read this selected consolidated historical financial and other data, it is important that you read along with it the historical financial statements and related notes in our consolidated financial statements included in this report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” also included in this report. Certain other prior year amounts have been reclassified to conform to the current year’s presentation.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands)
Statement of Operations Data:
Revenue	$1,117,680	$1,000,814	$899,797	$808,925	$726,663
Total operating costs and expenses	909,216	809,869	743,311	670,493	789,746
Operating income (loss)	208,464	190,945	156,486	138,432	(63,083)
Total other expense, net	(195,165)	(178,524)	(130,262)	(180,476)	(200,113)
Income (loss) before extraordinary item	13,299	12,421	26,224	(42,044)	(263,196)
Extraordinary item	—	15,627	—	—	—
Net income (loss) (1)	13,299	28,048	26,224	(42,044)	(263,196)
Accrual of preferred interests (2)	—	—	(10,353)	(20,107)	(19,432)
Net income (loss) applicable to common interests	$13,299	$28,048	$15,871	$(62,151)	$(282,628)
Other Financial Data:
Capital expenditures	$215,083	$164,720	$193,487	$280,027	$319,956
Net cash provided by operating activities	252,185	280,972	211,483	170,179	161,536
Net cash used in investing activities	214,575	162,913	220,851	290,165	399,995
Net cash (used in) provided by financing activities	(85,233)	(68,260)	22,110	117,777	244,870
Balance Sheet Data:
Cash and cash equivalents	$24,853	$72,476	$22,679	$9,937	$12,146
Fixed assets, net	1,107,571	1,130,600	1,198,830	1,202,003	1,133,627
Total assets	3,567,903	3,647,415	3,677,353	3,626,246	3,561,080
Total debt, including preferred interests (2)	2,516,311	2,602,379	2,669,600	2,625,416	2,484,075
Partner’s capital	840,386	827,622	796,152	763,406	820,622

	As of December 31, 2005
	South Region	East Region	West Region	Total
Technical Data:
Network miles	6,900	11,000	12,800	30,700
Number of headends	2	9	17	28
Number of headends serving 97% of our customers	1	6	6	13
Operating Data:
Homes passed(3)	557,300	836,600	1,026,700	2,420,600
Basic customers(4)	276,400	417,300	588,000	1,281,700
Basic penetration(5)	49.6%	49.9%	57.3%	52.9%
Digital ready homes(6)	276,300	403,400	558,900	1,238,600
Digital customers(7)	116,000	187,500	215,300	518,800
Digital penetration(8)	42.0%	46.5%	38.5%	41.9%
Premium units(9)	125,500	156,000	178,300	459,800
Premium penetration(10)	45.4%	37.4%	30.3%	35.9%
High-Speed Internet customers(11)	100,800	164,300	205,300	470,400

(1)          In accordance with the adoption of SFAS No. 142, beginning January 1, 2002, we no longer record amortization expense associated with franchise costs, goodwill and other indefinite lived intangible assets. This change in accounting would have resulted in a net loss of $72.1 million for the year ended December 31, 2001.

(2)          The preferred interests were converted to common interests as of September 26, 2003.

(3)          Homes passed are the number of single residence homes, apartments and condominium units passed by the cable distribution network in a cable system’s service area.

(4)          Basic customers are customers of a cable television system who receive a package of over-the-air broadcast stations, local access channels and certain satellite-delivered cable television services, other than premium services, and who are usually charged a flat monthly rate for a number of channels.

(5)          Basic penetration means basic customers as a percentage of total number of homes passed.

(6)          Digital ready homes means the total number of homes passed to which digital service is available.

(7)          Customers with a digital converter box.

(8)          Digital penetration means digital service units as a percentage of digital ready homes.

(9)          Premium units mean the number of subscriptions to premium services, which are paid for on an individual unit basis.

(10)   Premium penetration means premium service units as a percentage of the total number of basic customers. A customer may purchase more than one premium service, each of which is counted as a separate premium service unit. This ratio may be greater than 100% if the average customer subscribes to more than one premium service unit.

(11)   Customers receiving high-speed Internet service.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Our revenues are earned from customer fees for cable television video services including basic, premium, digital and pay-per-view services and ancillary services, such as rental of converters and remote control devices and installations. In addition, we earn revenues from providing high-speed Internet services, selling advertising, providing telephone services and commissions for products sold through home shopping networks.

We have generated increases in revenues for each of the past three fiscal years, primarily through a combination of internal customer growth and increases in monthly revenue per customer, growth in advertising revenue and increasing revenue from selling new services including high-speed Internet access, interactive digital video and telephone services.

We recorded net losses for the years ended December 31, 2001 and December 31, 2002. Some of the principal reasons for these net losses include i) depreciation and amortization associated with our capital expenditures for the construction, expansion and maintenance of our systems, and ii) interest costs on borrowed money.

We face intense competition for our video programming services, primarily from direct broadcast satellite (“DBS”) service providers. In 2004, competitive pressure from the DBS service providers increased when they launched local television channels in markets representing an estimated 37% of our basic customer base. Since they have been permitted to deliver local television broadcast signals beginning in 1999, DIRECTV, Inc. and Echostar Communications Corporation, the two largest DBS service providers, have been increasing the number of markets in which they deliver these local television signals. These “local-into-local” launches were typically accompanied by significant marketing and advertising and were a major cause of our loss of basic customers in 2004. As of December 31, 2005, local television coverage in our markets by one or more DBS service provider represented an estimated 98% of our basic customers.

The following table is derived for the periods presented from our consolidated financial statements that are included in this report and sets forth certain statement of operations data for our consolidated operations. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Revenue	$1,117,680	$1,000,814	$899,797
Operating costs and expenses:
Programming and other operating costs	381,121	340,990	327,071
Selling, general and administrative	246,524	203,787	165,014
Management fees	33,534	29,987	26,352
Stock-based compensation	6,342	—	—
Depreciation and amortization	241,695	235,105	224,874
Total operating costs and expenses	909,216	809,869	743,311
Operating income	208,464	190,945	156,486
Interest expense	(200,241)	(177,524)	(184,499)
Extraordinary item	—	15,627	—
Net income	13,299	28,048	26,224
Net cash provided by operating activities	252,185	280,972	211,483
Net cash used in investing activities	214,575	162,913	220,851
Net cash (used in) provided by financing activities	(85,233)	(68,260)	22,110
Capital expenditures	215,083	164,720	193,487

Use of Operating Income before Depreciation and Amortization and Free Cash Flow

We utilize Operating Income before Depreciation and Amortization, among other measures, to evaluate the performance of our businesses. Operating Income before Depreciation and Amortization is considered an important indicator of the operational strength of our businesses and is a component of our annual compensation programs. In addition, our debt agreements use Operating Income before Depreciation and Amortization, adjusted for certain non-recurring items, in their leverage and other covenant calculations. We also use this measure to determine how we will allocate resources and capital. Our management finds this measure helpful because it captures all of the revenue and ongoing operating expenses of our businesses and therefore provides a means to directly evaluate the ability of our business operations to generate returns and to compare operating capabilities across our businesses. This measure is also used by equity and fixed income research analysts in their reports to investors evaluating our businesses and other companies in the cable television industry. We believe Operating Income before Depreciation and Amortization is useful to investors because it enables them to assess our performance in a manner similar to the methods used by our management and provides a measure that can be used to analyze, value and compare companies in the cable television industry, which may have different depreciation and amortization policies.

A limitation of Operating Income before Depreciation and Amortization, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our businesses. Management evaluates the costs of such tangible and intangible assets through other financial measures such as capital expenditures, investment spending and Free Cash Flow. Management also evaluates the costs of capitalized tangible and intangible assets by analyzing returns provided on the capital dollars deployed. Another limitation of Operating Income before Depreciation and Amortization is that it does not reflect income net of interest expense, which is a significant expense for us because of the substantial debt we incurred to acquire cable television systems and finance capital expenditures to upgrade our cable network. Management evaluates the impact of interest expense through measures including interest expense itself, Free Cash Flow, the returns analysis discussed above and debt service covenant ratios under our credit facility.

Free Cash Flow is net cash provided by operating activities (as defined by accounting principles generally accepted in the United States) less capital expenditures. Free Cash Flow is considered to be an important indicator of our liquidity, including our ability to repay indebtedness. We believe Free Cash Flow is useful for investors because it enables them to assess our ability to service our debt and to fund continued growth with internally generated funds in a manner similar to the methods used by our management, and provides a measure that can be used to analyze, value and compare companies in the cable television industry.

Both Operating Income before Depreciation and Amortization and Free Cash Flow should be considered in addition to, not as a substitute for, Operating Income, Net Income and various cash flow measures (e.g., Net Cash Provided by Operating Activities), as well as other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States.

Reconciliation of Net Income to Operating Income before Depreciation and Amortization

The following table reconciles Net Income to Operating Income before Depreciation and Amortization. In addition, the table provides the components from Net Income to Operating Income for purposes of the discussions that follow.

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Net income	$13,299	$28,048	$26,224
Extraordinary item, net of tax	—	(15,627)	—
Income before extraordinary item	13,299	12,421	26,224
Other income (expense):
Gain on settlement of programming contract	—	—	(37,742)
Loss from early extinguishments of debt	—	—	10,879
Other (income) expense, net	(3,083)	1,368	591
Interest income	(1,993)	(368)	(831)
Interest expense	200,241	177,524	184,499
Gain on cable system exchange	—	—	(27,134)
Total other expense, net	195,165	178,524	130,262
Operating income	208,464	190,945	156,486
Depreciation and amortization	241,695	235,105	224,874
Stock-based compensation	6,342	—	—
Operating Income before Depreciation and Amortization	$456,501	$426,050	$381,360

Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow

The following table provides a reconciliation from net cash provided by operating activities to Free Cash Flow. In addition, the table provides the components from net cash provided by operating activities to operating income for purposes of the discussions that follow.

	Year Ended December 31,
	2005	2004
	(in thousands)
Operating income	$208,464	$190,945
Depreciation and amortization	241,695	235,105
Stock-based compensation	6,342	—
Operating Income before Depreciation and Amortization	456,501	426,050
Changes in working capital accounts (1)	(16,100)	22,524
Cash paid for interest	(188,216)	(167,602)
Net cash provided by operating activities	252,185	280,972
Capital expenditures	(215,083)	(164,720)
Free Cash Flow	$37,102	$116,252

(1)          Changes in working capital accounts are based on the net cash changes in current assets and current liabilities, excluding changes related to interest and taxes and other non-cash expenses.

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenue for the year ended December 31, 2005 totaled $1.1 billion, an increase of 12% over the prior year, due primarily to customer gains in all services, as well as basic and classic video rate increases. High-

speed Internet service revenue increased 45% over the prior year, which is mainly attributable to an increased customer base. We added a net 139,900 high-speed Internet customers during the year to end the year at 470,400 customers. In addition, digital service revenue increased 13% over the prior year due to an increased customer base. We added a net 67,500 digital customers during the year to end the year at 518,800 customers.

Basic cable service revenue increased 4% primarily due to basic and classic video rate increases, partially offset by promotional discounts. Although the number of basic video customers was higher at December 31, 2005 than December 31, 2004, the average number of customers during the year declined slightly. We are increasing our customer retention efforts by emphasizing bundling, enhancing and differentiating our video services and providing video-on-demand, high definition television and digital video recorders. We are also continuing to focus on improving customer satisfaction through higher service levels, increased education of our product offerings and increased spending on sales and marketing efforts.

Revenue by service offering was as follows for the year ended December 31 (dollars in thousands):

	Revenue by Service Offering
	2005	% of Total Revenue	2004	% of Total Revenue	% Change in Revenue
Basic	$596,321	53.4%	$573,650	57.3%	4.0%
High-speed Internet	190,820	17.1%	132,011	13.2%	44.5%
Digital	111,202	9.9%	98,797	9.9%	12.6%
Advertising	76,004	6.8%	68,415	6.8%	11.1%
Premium	54,414	4.9%	57,054	5.7%	(4.6)%
Telephone	35,502	3.2%	15,254	1.5%	132.7%
Franchise fees	30,721	2.7%	28,721	2.9%	7.0%
Other	22,696	2.0%	26,912	2.7%	(15.7)%
Total	$1,117,680	100.0%	$1,000,814	100.0%	11.7%

Total Customer Relationships were approximately 1,347,500 as of December 31, 2005, an increase of 24,800 from 1,322,700 as of December 31, 2004. Total Customer Relationships represent the number of customers who receive one or more of our products (i.e. basic cable, high-speed Internet or telephone) without regard to which product they purchase. Revenue Generating Units (“RGUs”), which represent the sum of basic, digital, high-speed Internet and telephone customers, as of December 31, 2005 increased 11% as compared to December 31, 2004. RGUs by category were as follows (in thousands):

	December 31, 2005	December 31, 2004
Basic	1,281.6	1,272.5
Digital	518.8	451.3
High-speed Internet	470.4	330.5
Telephone	89.9	64.3
Total RGUs	2,360.7	2,118.6

Average monthly revenue per basic customer was $73.30 for the year ended December 31, 2005, compared to $64.85 for the year ended December 31, 2004. This primarily reflects the continued growth of high-speed Internet and digital product offerings in all markets as well as basic and classic video rate increases. In addition, telephone revenues for the year ended December 31, 2005, reflect service revenues earned directly from customers compared to the year ended December 31, 2004, which reflected revenues billed to Comcast under a previous contractual agreement that was terminated effective December 31, 2004. Also included in telephone revenue for the year ended December 31, 2005 is the continued

amortization of installation revenue under the previous arrangement with Comcast in the amount of $3.3 million.

Programming and other operating costs increased $40.1 million, or 12%. Total programming costs for our video products decreased for the year ended December 31, 2005 compared to the year ended December 31, 2004. The substantial increases in programming rates were offset by programming credits. The credits resulted from favorable resolution of pricing negotiations related to certain prior period programming costs that were accrued at a higher rate than the amount actually paid and a settlement of disputed claims with a vendor. In addition, direct operating costs increased due to an increased volume of modems sold and cost of sales associated with telephone that were previously paid by Comcast. Other operating costs increased primarily as a result of increases in technical salaries for new and existing employees, in addition to decreased capitalized labor costs due to the continued transition from upgrade and new connect activities to maintenance and reconnect activities. Other operating costs also increased as a result of increases in repairs and maintenance costs due to increased repair costs for customer premise equipment, an increase in drop materials due to customer growth and increased property taxes due to a favorable reversal of accrued property taxes recorded in 2004.

Selling, general and administrative expenses increased $42.7 million, or 21%, primarily due to increased payroll and payroll related costs, including an increase in the number of employees and salary increases for existing employees. Marketing support funds (recorded as a reduction to selling, general and administrative expenses) decreased from the prior year. Marketing expenses increased over the prior year to support the continued rollout of high-speed Internet, digital and telephone products, and to maintain the company’s core video customer base. A decrease in expenses previously allocated to Comcast under our prior agreement to manage certain Comcast systems also contributed to the increase in selling, general and administrative expenses. As this agreement was terminated effective July 31, 2004, the year ended December 31, 2005 does not include any of these expense allocations, and the year ended December 31, 2004 includes seven months of these expense allocations. Some cost savings have been realized upon termination of the management agreement, and the impact of certain of these savings is reflected in programming and other operating costs.

Management fees are directly related to revenue as these fees are calculated at approximately 3% of revenues.

Stock-based compensation expense was $6.3 million due to the expense associated with the accelerated vesting of certain restricted shares in connection with Insight’s going-private transaction and in connection with the granting of restricted and deferred shares during the year ended December 31, 2005.

Depreciation and amortization expense increased $6.6 million, or 3%, primarily as a result of additional capital expenditures through December 31, 2005. These expenditures were primarily for telephone equipment, purchases of customer premise equipment and drop materials and network extensions, all of which we consider necessary in order to continue to maintain and grow our customer base and expand our service offerings. Partially offsetting this increase was a decrease in depreciation expense related to certain assets that have become fully depreciated since December 31, 2004.

As a result of the factors discussed above, Operating Income before Depreciation and Amortization increased $30.5 million, or 7%.

Interest expense increased $22.7 million, or 13%, due to higher interest rates, which averaged 7.8% for the year ended December 31, 2005, as compared to 6.7% for the year ended December 31, 2004.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenue for the year ended December 31, 2004 totaled $1.0 billion, an increase of 10% over the prior year, due primarily to customer gains in high-speed Internet and digital services, as well as basic rate increases. High-speed Internet service revenue increased 41% over the prior year, primarily due to an increased customer base. We added a net 100,500 high-speed Internet customers during the year to end the year at 330,500 customers. Basic cable service revenue increased 7%, primarily due to basic rate increases partially offset by customer losses. Our loss in basic customers resulted primarily from greater competitive pressures by DBS service providers, particularly in those markets where we experienced their “local-to-local” launches. To reverse this video customer trend, we are increasing our customer retention efforts and our emphasis on bundling, enhancing and differentiating our video products and services with video-on-demand, high definition television and digital video recorders.  In addition, digital service revenue increased 18% over the prior year, primarily due to an increased customer base. We added a net 48,400 digital customers during the year to end the year at 451,300 customers.

Revenue by service offering was as follows for the year ended December 31 (dollars in thousands):

	Revenue by Service Offering
	2004	% of Total Revenue	2003	% of Total Revenue	% Change in Revenue
Basic	$573,650	57.3%	$537,026	59.7%	6.8%
High-speed Internet	132,011	13.2%	93,937	10.4%	40.5%
Digital	98,797	9.9%	83,471	9.3%	18.4%
Advertising	68,415	6.8%	58,832	6.5%	16.3%
Premium	57,054	5.7%	57,247	6.4%	(0.3)%
Franchise fees	28,721	2.9%	27,350	3.0%	5.0%
Other	26,912	2.7%	29,601	3.3%	(10.0)%
Telephone	15,254	1.5%	12,333	1.4%	23.7%
Total	$1,000,814	100.0%	$899,797	100.0%	10.1%

Total Customer Relationships were approximately 1,322,700 as of December 31, 2004 compared to 1,327,200 as of December 31, 2003. RGUs as of December 31, 2004 increased 7% as compared to December 31, 2003. RGUs by category were as follows (in thousands):

	December 31, 2004	December 31, 2003
Basic	1,272.5	1,293.6
Digital	451.3	402.9
High-speed Internet	330.5	230.0
Telephone	64.3	55.4
Total RGUs	2,118.6	1,981.9

Average monthly revenue per basic customer was $64.85 for the year ended December 31, 2004, compared to $57.86 for the year ended December 31, 2003 primarily reflecting the continued successful rollout of new product offerings in all markets. Average monthly revenue per basic customer for high-speed Internet and digital service increased to $14.95 for the year ended December 31, 2004, up from $11.41 for the year ended December 31, 2003.

Programming and other operating costs increased $13.9 million, or 4%. Partially offsetting the increase in programming and other operating costs was the reversal of a $14.7 million accrual for property taxes for the years 1999 through 2004. Excluding the reversal of this accrual, programming and other operating costs increased 9%. Programming costs increased 11%, primarily as a result of increased programming rates for our classic service and an increase in digital customers served. In addition, programming costs increased due to an increase in high-speed Internet costs driven by the net addition of 100,500 high-speed Internet customers. This increase in high-speed Internet costs was partially offset by more favorable per customer charges under a new agreement with our Internet service provider, beginning

July 2004. In addition, programming costs increased as a result of an increased volume of modems provided to customers under certain marketing campaigns. Excluding the reversal of the property tax accrual, other operating costs increased 3%, primarily attributable to increases in labor costs, which increased due to a reduction of network rebuild/upgrade activities.

Selling, general and administrative expenses increased $38.8 million, or 24%, primarily due to increased payroll and related costs reflecting salary increases for existing employees and increases in health insurance costs. In addition, marketing expenses increased to support the continued rollout of high-speed Internet and digital products and to maintain the core video customer base. A decrease in expenses previously allocated to Comcast Cable in connection with the cable systems we previously managed for a Comcast Cable affiliate also contributed to the increase in selling, general and administrative expenses. As this management arrangement was terminated effective July 31, 2004, the year ended December 31, 2004 contains only seven months of expense allocations versus a full year for the year ended December 31, 2003. While cost savings have been realized upon termination of the management arrangement, the impact of some of these savings is reflected in programming and other operating costs. In addition, bad debts and collection costs increased, reflecting an increase in the number of accounts written off combined with a higher balance per average account written off.

Management fees are directly related to revenue as these fees are calculated as approximately 3% of revenues.

Depreciation and amortization expense increased $10.2 million, or 5%, primarily as a result of additional capital expenditures through December 31, 2004 to extend the plant and continue the rollout of digital, high-speed Internet and telephone services to existing and new service areas.

As a result of the factors discussed above, Operating Income before Depreciation and Amortization increased $44.7 million, or 11%.

Interest expense decreased $7.0 million, or 4%. The decrease is related to lower interest rates, which averaged 6.7% for the year ended December 31, 2004, compared to 7.3% for the year ended December 31, 2003. For the years ended December 31, 2004 and 2003, our outstanding debt averaged $2.6 billion and $2.5 billion.

Liquidity and Capital Resources

Our business requires cash for operations, debt service and capital expenditures. The cable television business has substantial on-going capital requirements for the construction, expansion and maintenance of its broadband networks and provision of new services. In the past, expenditures have been made for various purposes including the upgrade of our existing cable network, and in the future will be made for network extensions, installation of new services, customer premise equipment (e.g., set-top boxes), deployment of new product and service offerings, and, to a lesser extent, network upgrades. Historically, we have been able to meet our cash requirements with cash flow from operations, borrowings under our credit facilities and issuances of private and public debt and equity.

Cash provided by operations for the years ended December 31, 2005 and 2004 was $252.2 million and $281.0 million. The decrease was primarily attributable to the timing of cash receipts and payments related to our working capital accounts and a decrease in net income partially offset by the affect of non-cash items.

Cash used in investing activities for the years ended December 31, 2005 and 2004 was $214.6 million and $162.9 million. The increase primarily was due to capital expenditures to launch our telephone product in additional markets, customer premise equipment and drop materials.

Cash used in financing activities for the years ended December 31, 2005 and 2004 was $85.2 million and $68.3 million. The increase was due to increased amortization payments on the credit facility in 2005 and debt issuance costs paid for the refinancing of the Term B loan facility.

For the years ended December 31, 2005 and 2004, we spent $215.1 million and $164.7 million in capital expenditures. These expenditures principally constituted purchases of customer premise equipment, telephone equipment, capitalized labor, drop materials, headend equipment and system upgrades and rebuilds, all of which are necessary to maintain our existing network, grow our customer base and expand our service offerings.

Free Cash Flow for the year ended December 31, 2005 totaled $37.1 million compared to $116.3 million for the year ended December 31, 2004. The decrease was primarily driven by the following:

•       A $30.5 million increase in Operating Income before Depreciation and Amortization;

•       A $20.7 million increase in cash interest expense paid driven by an increase in interest rates;

•       A $16.1 million use of Free Cash Flow for the year ended December 31, 2005 compared to a $22.5 million source for the year ended December 31, 2004 from changes in working capital accounts; and

•       A $50.4 million increase in capital expenditures.

The above changes resulted in an overall decrease in Free Cash Flow from 2004 to 2005 of $79.2 million.

While we expect to continue to use Free Cash Flow to repay our indebtedness, as interest rates continue to increase, we expect our interest costs will also be higher.

We have concluded a number of financing transactions, which fully support our operating plan. These transactions are detailed as follows:

On October 1, 1999, in connection with the formation of Insight Midwest and the acquisition of a 50% interest in the Kentucky systems, Insight Midwest completed an offering of $200.0 million principal amount of its 9¾% senior notes due 2009.  The net proceeds of the offering were used to repay certain outstanding debt of the Kentucky systems. On November 6, 2000, Insight Midwest completed an offering of $500.0 million principal amount of its 10½% senior notes due 2010. The net proceeds of the offering of $486.0 million were used to repay a portion of the then existing Indiana and Kentucky credit facilities. Interest on the Insight Midwest 9¾% senior notes is payable on April 1 and October 1 of each year and interest on the Insight Midwest 10½% senior notes is payable on May 1 and November 1 of each year. The indentures relating to these senior notes impose certain limitations on the ability of Insight Midwest to, among other things, incur debt, make distributions, make investments and sell assets.

On December 17, 2002 Insight Midwest completed a $185.0 million add-on offering under the 9¾% senior notes indenture. Insight Midwest received proceeds of $176.9 million, including $3.8 million of interest accruing from October 1, 2002 through the date of issuance that was repaid to holders of the bonds in the first semi-annual interest payment due on April 1, 2003, and net of an underwriting fee of $3.1 million and a bond discount of $8.8 million that is being amortized through October 2009. The proceeds of this offering were used to repay a portion of the outstanding revolving loans under the Midwest Holdings credit facility. Since this add-on offering occurred under the 9¾% senior notes indenture, these additional debt securities and the previous 9¾% senior notes are considered a single series of senior notes with identical terms.

On December 9, 2003, Insight Midwest completed a $130.0 million add-on offering under the 10½% senior notes indenture. Insight Midwest received proceeds of $140.9 million, including $1.4 million of interest accruing from November 1, 2003 through the date of issuance that was repaid to holders of the bonds in the first semi-annual interest payment due on May 1, 2004 and a bond premium of $11.4 million that is being amortized through November 2010, and net of an underwriting fee of $2.0 million. The proceeds of this offering were used to repay a portion of the outstanding revolving loans under the Midwest Holdings credit facility. Since this additional add-on offering occurred under the 10½% senior notes indenture, these additional debt securities and the previous 10½% senior notes are considered a single series of senior notes with identical terms.

On January 5, 2001, in conjunction with a series of transactions with cable subsidiaries of AT&T Broadband (now known as Comcast Cable), Insight Midwest Holdings, LLC, a subsidiary of Insight Midwest which serves as a holding company for all of Insight Midwest’s systems, entered into a $1.75 billion credit facility. Insight Midwest Holdings borrowed $663.0 million to repay the then existing Indiana and Kentucky credit facilities and $685.0 million to finance the AT&T Broadband transactions.

The Insight Midwest Holdings credit facility permits the distribution of cash from Midwest Holdings’ subsidiaries to enable Insight Midwest to pay interest on its 9¾% senior notes and 10½% senior notes, so long as there exists no default under the credit facility. The Insight Midwest Holdings credit facility contains covenants restricting, among other things, the ability of Midwest Holdings and its subsidiaries to acquire or dispose of assets, make investments and engage in transactions with related parties. The facility also requires compliance with certain financial ratios and contains customary events of default. As of December 31, 2005, we were in compliance with the credit facility’s covenant requirements. Given current operating conditions and projected results of operations, we anticipate continued compliance under this credit facility for the foreseeable future.

On March 28, 2002, we borrowed $100.0 million from our manager. Insight Midwest Holdings is permitted to make distributions to us for the purpose of repaying this loan provided that there are no defaults existing under the credit facility. This loan bears annual interest of 9%, compounded semi-annually, has a scheduled maturity date of January 31, 2011 and permits prepayments. As of December 31, 2005 and 2004, the balance of the $100.0 million loan, including accrued interest, was $139.1 and $127.4 million.

On July 21, 2005, we completed a refinancing of the existing $1.1 billion Term B loan facility under the Insight Midwest credit facility. This refinancing reduced the applicable margins for LIBOR rate borrowings from LIBOR plus 275 basis points to LIBOR plus 200 basis points and the applicable margin will be reduced an additional 25 basis points if the Midwest Holdings leverage ratio drops below 2.75. The maximum total leverage ratio covenant was reset from 3.75 to 4.50 on July 1, 2005 with step downs to 4.25 on July 1, 2006 and 4.00 on July 1, 2007. The facility was also amended to provide certain flexibility to refinance the senior notes at Insight Midwest.

We have a substantial amount of debt. Our high level of debt could have important consequences for you. Our investments in our operating subsidiaries, including Insight Midwest, constitute substantially all of our operating assets. Consequently, our subsidiaries conduct all of our consolidated operations and own substantially all of our operating assets. Our principal source of cash we need to pay our obligations and to repay the principal amount of our debt obligations is the cash that our subsidiaries generate from their operations and their borrowings. Our subsidiaries are not obligated to make funds available to us and are restricted by the terms of their indebtedness from doing so. Because of such restrictions, our ability to access the cash flow of our subsidiaries may be contingent upon our ability to refinance the debt of our subsidiaries.

We believe that the Insight Midwest Holdings credit facility, cash on-hand and our cash flow from operations are sufficient to support our current operating plan. For the years ended December 31, 2005 and 2004 we had positive Free Cash Flow. We had the ability to draw upon $302.0 million of unused availability under the Insight Midwest Holdings Credit Facility as of December 31, 2005 to fund any shortfall resulting from the inability of Insight Midwest’s cash from operations to fund its capital expenditures, meet its debt service requirements or otherwise fund its operations.

The following table summarizes our contractual obligations and commitments, excluding interest and commitments for programming, as of December 31, 2005, including periods in which the related payments are due (in thousands):

	Contractual Obligations
	Long-Term Debt	Operating Leases	Total
2006	$83,500	$2,774	$86,274
2007	83,500	1,652	85,152
2008	104,750	1,263	106,013
2009	1,517,500	914	1,518,414
2010	630,000	783	630,783
Thereafter	100,000	740	100,740
Total cash obligations	$2,519,250	$8,126	$2,527,376

Recent Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the next fiscal year that begins after June 15, 2005. In addition, SFAS No. 123(R) will cause unrecognized expense related to previously issued options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. We are required to adopt SFAS No. 123(R) in our first quarter of 2006. The FASB has concluded that companies may adopt the new standard in one of two ways: the modified prospective transition method and the modified retrospective transition method. Under the modified retrospective transition method, prior periods may be retroactively adjusted either as of the beginning of the year of adoption or for all periods presented. The modified prospective transition method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the fiscal period of adoption of SFAS No. 123R, while the retrospective method would record compensation expense for all unvested stock options and share awards beginning with the fiscal period retroactively adjusted. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

In March 2005, FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations (an Interpretation of SFAS No. 143)”. This Interpretation provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of long-lived assets when the timing and/or method of settlement of the obligation is conditional on a future event. This Interpretation requires that the fair value of a liability for a conditional asset retirement obligation be recognized in the period in which it occurred if a reasonable estimate of fair value can be made. FIN 47 is effective for fiscal years ending after December 2005. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements and changes the requirements for the accounting for and reporting of a change in accounting principles. SFAS No. 154 applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning in 2006. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

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

Fixed Assets

Fixed assets include costs capitalized for labor and overhead incurred in connection with the installation of cable systems and is stated at cost. Depreciation for buildings, cable system equipment, furniture, fixtures and office equipment is calculated using the straight-line method over estimated useful lives ranging from 2 to 30 years. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining terms of the leases or the estimated lives of the improvements.

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk

Our revolving credit and term loan agreements bear interest at floating rates. Accordingly, we are exposed to potential losses related to changes in interest rates. In order to manage our exposure to interest rate risk, we enter into derivative financial instruments, typically interest rate swaps and collars. The counter-parties to our swap agreements are major financial institutions. We do not enter into derivatives or other financial instruments for trading or speculative purposes. As of December 31, 2005, $130.0 million of our interest rate swap and collar agreements expire in November 2010.

The fair market value of our 9¾% senior notes and 10½% senior notes was $1.1 billion and the carrying value of our 9¾% senior notes and 10½% senior notes was $1.0 billion as of December 31, 2005. The fair market value of our credit facility borrowings approximates its carrying value as the credit facility borrowings bear interest at floating rates of interest. As of December 31, 2005 and 2004, the cost, if terminated, of our interest rate swap agreements were approximately $2.4 million and $1.6 million and are reflected in our financial statements as other non-current liabilities. Changes in the fair value of our interest rate derivative financial instruments are either recognized in income or in stockholders’ equity as a component of other comprehensive loss depending on whether the derivative financial instruments qualify for hedge accounting.

Item 8.   Financial Statements and Supplementary Data

Reference is made to our consolidated financial statements beginning on page F-1 of this report.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.   Controls and Procedures

Insight Midwest’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, its Chief Executive Officer and Chief Financial Officer concluded that (i) its disclosure controls and procedures were effective to ensure that information required to be disclosed by Insight Midwest in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) its disclosure controls and procedures were designed to ensure that information required to be disclosed by it in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has not been any change in Insight Midwest’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Insight Capital’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, its Chief Executive Officer and Chief Financial Officer concluded that (i) its disclosure controls and procedures were effective to ensure that information required to be disclosed by Insight Capital in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) its disclosure controls and procedures were designed to ensure that information required to be disclosed by it in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has not been any change in Insight Capital’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.   Other Information

Not Applicable

PART III

Item 10.   Directors and Executive Officers of the Registrant

Insight LP is our sole general partner. Insight Communications is the sole general partner of Insight LP. The following table sets forth certain information with respect to the executive officers of us, Insight Capital and Insight Communications. Insight Communications, through Insight LP, serves as our manager.

Name	Age	Position
Sidney R. Knafel	75	Chairman of the Board of Insight Communications and Member of the Advisory Committee
Michael S. Willner	53	Chairman and Chief Executive Officer of Insight Midwest and Insight Capital and Vice Chairman and Chief Executive Officer of Insight Communications and Chairman of the Advisory Committee
Dinni Jain	42	President and Chief Operating Officer of Insight Midwest, Insight Capital and Insight Communications and Member of the Advisory Committee
John Abbot	43	Executive Vice President and Chief Financial Officer of Insight Midwest, Insight Capital and Insight Communications
Christopher Slattery	38	Executive Vice President, Field Operations of Insight Midwest, Insight Capital and Insight Communications
Elliot Brecher	40	Senior Vice President and General Counsel of Insight Midwest, Insight Capital and Insight Communications

Sidney R. Knafel, a director of Insight Communications, has been Chairman of the Board of Insight Communications since 1985. He was the founder, Chairman and an equity holder of Vision Cable Communications, Inc. from 1971 until its sale in 1981. Mr. Knafel is presently the managing partner of SRK Management Company, a private investment company. He is a director of General American Investors Company, Inc., IGENE Biotechnology, Inc. and VirtualScopics, Inc., as well as several private companies. Mr. Knafel is a graduate of Harvard College and Harvard Business School.

Michael S. Willner, a director of Insight Communications, co-founded and has served as Chief Executive Officer since 1985. Mr. Willner has also served as Vice Chairman of Insight Communications since August 2002 and as President from 1985 to August 2002 and from August 2003 to February 2006. Since August 2002, he has served as Chairman of Insight Midwest and Insight Capital. Mr. Willner served as Executive Vice President and Chief Operating Officer of Vision Cable from 1979 through 1985, Vice President of Marketing for Vision Cable from 1977 to 1979 and General Manager of Vision Cable’s Bergen County, New Jersey cable television system from 1975 to 1977. He currently serves on the Board of Directors and Executive Committee of the National Cable & Telecommunications Association. He also serves on the boards of C-SPAN, Women in Cable and Telecommunications, the Cable Center and the Walter Kaitz Foundation, as well as the Executive Committee of CableLabs. Mr. Willner is a graduate of Boston University’s College of Communication and serves on the school’s Executive Committee.

Dinni Jain   has served as President since February 2006 and as Chief Operating Officer since October 2003. Mr. Jain served as Executive Vice President between October 2003 and February 2006. He joined Insight Communications in January 2002 as Senior Vice President and Chief Financial Officer. From 1994 through 2002, he served in a number of roles in sales, marketing, customer service, strategy, corporate development and general management at NTL Incorporated, one of Europe’s leading cable and telecommunications companies. He ultimately served as Deputy Managing Director of NTL’s Consumer Division, overseeing customer and new business growth, as well as the quality of customer satisfaction. He also managed the operations of NTL’s Cable and Wireless Consumer Group from 2000 to 2001. He currently serves on the Board of Directors of the Cable & Telecommunication Association for Marketing Foundation. Mr. Jain attended Princeton University.

John Abbot has served as Executive Vice President since February 2006 and as Chief Financial Officer since January 2004. Mr. Abbot served as Senior Vice President between January 2004 and February 2006. From January 1995 to January 2004, Mr. Abbot served in a number of roles at Morgan Stanley, most recently as Managing Director in the Global Media and Communications Group of its Investment Banking Division. Prior to joining Morgan Stanley, Mr. Abbot was an associate at Goldman, Sachs & Co., and he also served six years as a Surface Warfare Officer in the U.S. Navy. Mr. Abbot received a bachelor’s degree in Systems Engineering from the U.S. Naval Academy, an ME in Industrial Engineering from Pennsylvania State University and an MBA from Harvard Business School.

Christopher Slattery has served as Executive Vice President, Field Operations since February 2006. He joined Insight Communications in October 2004 as Senior Vice President, Sales, then served as Senior Vice President, Growth from April 2005 until January 2006 when he was named Senior Vice President, Field Operations. Prior to joining Insight Communications, from September 2002, Mr. Slattery served as a Managing Director of NTL’s London operations, responsible for the management of 1.5 million cable network homes, and with responsibility in the areas of sales, growth strategy, reduction of churn and customer experience. Prior thereto, from September 2001, he served as Sales Director for NTL’s European operations, responsible for designing, developing and implementing customer growth strategies across NTL’s then newly-acquired European assets. From August 2000 to August 2001, Mr. Slattery served as a General Manager of NTL’s United Kingdom operations, with overall responsibility for sales and marketing, customer retention, customer care and network maintenance, as well as budget strategy, planning and implementation. Prior thereto, from January 1990, Mr. Slattery served in a number of sales-related roles at NTL and its predecessors.

Elliot Brecher has served as Senior Vice President and General Counsel of Insight Communications since January 2000. Previously, he was associated with the law firm Cooperman Levitt Winikoff Lester & Newman, P.C., which served as Insight Communications’ legal counsel until July 2000 when it merged with Sonnenschein Nath & Rosenthal, LLP which continues to serve as our legal counsel. He joined that firm in February 1994 and served as a partner from January 1996 until joining Insight Communications. Prior to that, he was an associate of the law firm Rosenman & Colin from October 1988. Mr. Brecher received his law degree from Fordham University.

Except as described in this report, there are no arrangements or understandings between any Member of the Advisory Committee or executive officer and any other person pursuant to which that person was elected or appointed to his or her position.

Since we are not a listed company, we are not required to establish an audit committee. Rather, the functions of an audit committee for our company are performed by the audit committee of our manager. The current members of the audit committee are Michael J. Connelly (Chairman), Stephen C. Gray and Geraldine B. Laybourne. The board of directors of our manager has determined that each of Messrs. Connelly and Gray meets the SEC definition of an audit committee financial expert.

The board of directors of our manager has adopted a code of ethics applicable to all of our employees, including our chief executive officer, chief financial officer and chief accounting officer. This code of ethics has been filed as an exhibit to this annual report and can be found on the website of Insight Communications at www.insight-com.com.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Insight Capital is a wholly-owned subsidiary of Insight Midwest.

The following table sets forth information with respect to the beneficial ownership of Insight Midwest’s partnership interests:

Name and Address of Beneficial Owner	Type of Interest	Percent of Partnership Interest
Insight Communications Company, L.P.(1) 810 Seventh Avenue, New York, NY 10019	General Partner	50%
TCI of Indiana Holdings, LLC (2) c/o Comcast Cable Holdings, LLC, 1500 Market Street, Philadelphia, PA 19102	Limited Partner	50%

(1)          Insight LP is a wholly-owned subsidiary of Insight Communications. Sidney R. Knafel, his children and trusts for their benefit, and Michael S. Willner, through their ownership of Insight Communications’ Series A voting preferred stock have approximately 62.1% of Insight Communications’ voting power.

(2)          TCI of Indiana Holdings is an indirect wholly-owned subsidiary of Comcast Cable.

Partnership Split-Up Provisions

Our manager, Insight Communications, owns 50% of our outstanding partnership interests. The other 50% is owned by an indirect subsidiary of Comcast Corporation. Our partnership agreement provides that at any time after December 31, 2005 either partner has the right to commence a split-up process with respect to the partnership, subject to a limited right of postponement held by the non-initiating partner. To date, neither partner has commenced the split-up process.

Item 13.   Certain Relationships and Related Transactions

Insight Interactive

Our manager is currently providing the interactive services of its wholly-owned subsidiary, Insight Interactive, LLC, including an interactive program guide and interactive local information and community guides, to customers in some of our systems. For the years ended December 31, 2005, 2004 and 2003, fees for such services totaled $2.8 million, $2.5 million and $2.1 million.

Insight LP

Our manager, through Insight LP, receives a management fee for each twelve-month period equal to 3% of substantially all revenue arising out of or in connection with the operations of our systems. For the years ended December 31, 2005, 2004 and 2003, Insight LP earned management fees of $33.5 million, $30.0 million and $26.4 million. Our manager, through Insight LP, owns 50% of the partnership interests in us, and we own 100% of the common stock of Insight Capital. In addition, Sidney Knafel, Michael Willner and Dinni Jain, who are each executive officers of our manager, are members of and collectively constitute a majority of our advisory committee.

Insight Midwest Holdings

Insight Midwest Holdings is party to a $1.975 billion credit facility. On March 28, 2002, we borrowed $100.0 million from our manager, $97.0 million of which was contributed to Insight Midwest Holdings in April 2002 for use in paying down the credit facility balance and in funding financing costs associated with amendments to the facility, and $3.0 million of which was contributed to Insight Ohio as of March 28, 2002. Insight Midwest Holdings is permitted to make distributions to us for the purpose of repaying the $100.0 million loan so long as no default exists under the credit facility. This loan, which remained outstanding as of December 31, 2005, bears annual interest of 9%, compounded semi-annually, has a scheduled maturity date of January 31, 2011 and permits prepayments.

Comcast Cable

We purchase the majority of our programming through affiliates of Comcast Cable. Charges for such programming, including a 1½% administrative fee, were $157.6 million, $151.0 million and $142.4 million for the three years ended December 31, 2005, 2004 and 2003. As of December 31, 2005 and 2004, $29.9 million and $36.8 million of accrued programming costs were due to affiliates of Comcast Cable.  We believe that the programming rates charged through these affiliates are lower than those available from independent parties.

In October 1999, to facilitate the administration of our advertising services in our Kentucky Systems, we entered into an agreement with Comcast Cable, which provided for this affiliate to perform all of our Kentucky advertising sales and related administrative services. Effective September 26, 2004, this agreement was terminated by mutual agreement. We earned advertising revenues through this affiliate of $0, $13.5 million and $18.5 million for the years ended December 31, 2005, 2004 and 2003. As of December 31, 2005 and December 31, 2004, we had $0 and $1.1 million as a receivable due from this affiliate included in our other current assets. Through September 26, 2004 we paid this affiliate a fixed and variable fee for providing this service based on advertising sales cash flow growth. As of December 31, 2005 and 2004, we had $0 and $38,500 recorded as payables to this affiliate related to such services.

Prior to December 31, 2004, to facilitate delivery of telephone services, we were party to a joint operating agreement with Comcast Cable that allowed us to deliver to our residential customers, in certain of its service areas, local telephone service provided by Comcast Cable. Under the terms of the agreement, we leased certain capacity on our local network to Comcast Cable. Revenue earned from leased network capacity used in the provision of telephone services was $0.0, $8.5 million and $6.2 million for the years ended December 31, 2005, 2004 and 2003. In addition, we received additional payments related to certain services and support, including installations, marketing and billing.

On December 31, 2004, we acquired the telephone business conducted by Comcast Cable in the markets served under our joint operating agreement and terminated the joint operating agreement. Subsequent to December 31, 2004, we no longer earn revenue from the services described above, but rather we record the continued amortization of installation fee revenue and revenues earned directly from our customers for providing telephone and telephone related services. Comcast Cable paid us approximately $13 million in cash and transferred to us certain assets and liabilities related to the telephone business.

On March 17, 2000, Insight LP entered into a management agreement with Comcast of Montana/Indiana/Kentucky/Ohio (“Comcast”) (formerly known as InterMedia Partners Southeast), an affiliate of Comcast Cable, to provide management services to cable television systems owned by Comcast. These systems served approximately 89,400 customers in the state of Indiana. Certain of our employees operated these managed systems. Overhead costs we incurred were allocated ratably and charged to Comcast on a monthly basis. Effective July 31, 2004, the management agreement was terminated by mutual agreement.

Item 14.   Principal Accountant Fees and Services

Fees for professional services provided by our independent auditors in each of the last two fiscal years, in each of the following categories are as follows:

	2005	2004
	(in thousands)
Audit fees	$302	$376
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$302	$376

Audit fees include fees associated with the annual audit, the reviews of our quarterly reports on Form 10-Q and assistance with and review of documents filed with the Securities and Exchange Commission.

The audit committee of our manager has adopted a policy that requires advance approval of all audit, audit-related, tax services, and other services performed by our independent auditor. The policy provides for pre-approval by the audit committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the audit committee must approve the permitted service before the independent auditor is engaged to perform it.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)   Financial Statements:

Our financial statements, as indicated by the Index to Consolidated Financial Statements set forth below, begin on page F-1 of this Form 10-K, and are hereby incorporated by reference. Financial statement schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(b)   Exhibits:

Exhibit Number		Exhibit Description
3.1		Certificate of Limited Partnership of Insight Midwest(1)
3.2		Amended and Restated Limited Partnership Agreement of Insight Midwest, L.P., dated January 5, 2001(2)
3.2	A	First Amendment to Amended and Restated Limited Partnership Agreement of Insight Midwest, L.P., dated September 30, 2002(3)
3.3		Restated Certificate of Incorporation of Insight Capital, Inc.(1)
3.4		By-laws of Insight Capital, Inc.(1)
10.1

Amended and Restated Credit Agreement, dated as of August 26, 2003, among Insight Midwest Holdings, LLC, several banks and financial institutions or entities, and The Bank of New York, as administrative agent (“Credit Agreement”)(4)

10.1	A	Additional Term Loan Supplement to Credit Agreement dated August 26, 2003(4)
10.1	B	Amendment No. 1, dated as of July 14, 2005, and Form of Additional Term Loan Supplement to Credit Agreement(5)
10.2		Second Amended and Restated Operating Agreement of Insight Communications Midwest, LLC, dated as of January 5, 2001(6)
10.3

Amended and Restated Management Agreement by and between Insight Communications of Indiana, LLC (now known as Insight Communications Midwest, LLC) and Insight Communications Company, L.P., dated as of October 1, 1999(1)

10.4		First Amendment to Amended and Restated Management Agreement dated as of January 5, 2001, by and between Insight Communications Midwest, LLC and Insight Communications Company, L.P.(6)
10.5		Amended and Restated Limited Partnership Agreement of Insight Kentucky Partners II, L.P., dated as of October 1, 1999(6)
10.6		First Amendment to Amended and Restated Limited Partnership Agreement of Insight Kentucky Partners II, L.P., dated as of January 5, 2001(6)
10.7		Management Agreement by and between Insight Kentucky Partners II, L.P. and Insight Communications Company, L.P., dated as of October 1, 1999(1)
10.8		Amended and Restated Operating Agreement of Insight Communications of Central Ohio, LLC, dated as of September 29, 2003(4)
10.9		Management Agreement by and between Insight Communications of Central Ohio, LLC and Insight Communications Company, LP dated as of September 29, 2003(4)
10.10		Indenture relating to 9¾% senior notes of Registrants, dated as of October 1, 1999(7)
10.10	A	First Supplemental Indenture, dated as of January 14, 2004, relating to 9¾% senior notes(8)
10.11		Indenture relating to 10½% senior notes of Registrants, dated as of November 6, 2000(6)
10.11	A	First Supplement Indenture, dated as of January 14, 2004, relating to 10½% senior notes(8)
10.12		Promissory Note, dated March 28, 2002, made by Insight Midwest, L.P. to Insight Communications Company, Inc.(9)
10.13		Purchase Agreement, dated July 2, 2004, between Insight Midwest Holdings, LLC and Comcast Cable Holdings, LLC and certain of its affiliates(10)

10.14	Transition and Termination Agreement, dated as of July 22, 2004, between Comcast of Montana/Indiana/Kentucky/Utah and Insight Communication Company, L.P.(11)
10.15

Purchase Agreement dated as of August 26, 2003, among Coaxial Communications of Central Ohio, Inc. Insight Communications of Central Ohio, LLC, Insight Communications Company, LP, Insight Communications Company, Inc., Coaxial DJM LLC, Coaxial DSM LLC, Barry Silverman, Dennis J. McGillicuddy, and D. Stevens McVoy(4)

14	Code of Ethics(8)
21	Subsidiaries of Registrants(12)
31.1	Rule 13a-14/15d-14(a) Certification of the Chief Executive Officer of Insight Midwest, L.P.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Insight Midwest, L.P.
31.3	Rule 13a-14/15d-14(a) Certification of the Chief Executive Officer of Insight Capital, Inc.
31.4	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Insight Capital, Inc.
32.1	Section 1350 Certifications of Insight Midwest, L.P.
32.2	Section 1350 Certifications of Insight Capital, Inc.

(1)          Filed as an exhibit to Registrants’ Registration Statement on Form S-4 (Registration No. 333- 33540) and incorporated herein by reference.

(2)          Filed as an exhibit to the Current Report on Form 8-K, dated January 5, 2001, of Insight Communications Company, Inc. and incorporated herein by reference.

(3)          Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 of Insight Communications Company, Inc. and incorporated herein by reference.

(4)          Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 of Insight Communications Company, Inc. and incorporated herein by reference.

(5)          Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

(6)          Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2000 of Insight Communications Company, Inc. and incorporated herein by reference.

(7)          Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999 of Insight Communications Company, Inc. and incorporated herein by reference.

(8)          Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2003 of Insight Communications Company, Inc. and incorporated herein by reference.

(9)          Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2004 of Insight Communications Company, Inc. and incorporated herein by reference.

(10)   Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 of Insight Communications Company, Inc. and incorporated herein by reference.

(11)   Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 of Insight Communications Company, Inc. and incorporated herein by reference.

(12)   Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2004 of Registrants and incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

The Partners of
Insight Midwest, LP

We have audited the accompanying consolidated balance sheets of Insight Midwest, LP (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Insight Midwest, LP at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
New York, New York
March 10, 2006

INSIGHT MIDWEST, LP

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,	December 31,
	2005	2004
Assets
Cash and cash equivalents	$24,853	$72,476
Investments	4,701	4,100
Trade accounts receivable, net of allowance for doubtful accounts of $1,079 and $1,050 as of December 31, 2005 and 2004	27,233	31,352
Launch funds receivable	974	2,749
Prepaid expenses and other current assets	8,860	9,300
Total current assets	66,621	119,977
Fixed assets, net	1,107,571	1,130,600
Goodwill	14,684	14,684
Franchise costs	2,357,535	2,357,535
Deferred financing costs, net of accumulated amortization of $19,769 and $15,170 as of December 31, 2005 and 2004	19,910	22,776
Other non-current assets	1,582	1,843
Total assets	$3,567,903	$3,647,415
Liabilities and partners’ capital
Accounts payable	$40,843	$27,147
Accrued expenses and other liabilities	38,535	36,092
Accrued property taxes	12,792	13,049
Accrued programming costs (inclusive of $29,878 and $36,838 due to related parties as of December 31, 2005 and 2004)	43,705	51,328
Deferred revenue	4,978	8,996
Interest payable	20,459	20,643
Debt—current portion	83,500	83,500
Due to affiliates	46,013	55,177
Total current liabilities	290,825	295,932
Deferred revenue	1,499	2,904
Debt	2,432,811	2,518,879
Other non-current liabilities	2,382	2,078
Partners’ capital:
Deferred stock compensation	(535)	-
Partners’ accumulated capital	840,921	827,622
Total partners’ capital	840,386	827,622
Total liabilities and partners’ capital	$3,567,903	$3,647,415

See accompanying notes

INSIGHT MIDWEST, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands)

	Year Ended December 31,
	2005	2004	2003
Revenue	$1,117,680	$1,000,814	$899,797
Operating costs and expenses:
Programming and other operating costs (exclusive of depreciation and amortization) (inclusive of $157,643, $150,956 and $142,387 of programming expense incurred through related parties during 2005, 2004 and 2003)	381,121	340,990	327,071
Selling, general and administrative	246,524	203,787	165,014
Management fees	33,534	29,987	26,352
Stock-based compensation	6,342	—	—
Depreciation and amortization	241,695	235,105	224,874
Total operating costs and expenses	909,216	809,869	743,311
Operating income	208,464	190,945	156,486
Other income (expense):
Gain on cable system exchange	—	—	27,134
Gain on settlement of programming contract	—	—	37,742
Loss from early extinguishments of debt	—	—	(10,879)
Interest expense	(200,241)	(177,524)	(184,499)
Interest income	1,993	368	831
Other income (expense), net	3,083	(1,368)	(591)
Total other expense, net	(195,165)	(178,524)	(130,262)
Income before extraordinary item	13,299	12,421	26,224
Extraordinary item	—	15,627	—
Net income	13,299	28,048	26,224
Accrual of preferred interests	—	—	(10,353)
Net income applicable to common interests	$13,299	$28,048	$15,871

See accompanying notes

INSIGHT MIDWEST, LP
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(dollars in thousands)

	Partners’ Accumulated Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Partners’ Capital
Balance at January 1, 2003	$781,226	$—	$(17,820)	$763,406
Net income	26,224			26,224
Unrealized income on interest rate swaps			14,398	14,398
Total comprehensive income				40,622
Accrual of preferred interests	(10,353)			(10,353)
Contribution of Coaxial interests	2,477			2,477
Balance at December 31, 2003	799,574	—	(3,422)	796,152
Net income	28,048			28,048
Unrealized income on interest rate swaps			3,422	3,422
Total comprehensive income				31,470
Balance at December 31, 2004	827,622	—	—	827,622
Issuance of deferred stock		(535)		(535)
Net income	13,299			13,299
Balance at December 31, 2005	$840,921	$(535)	$—	$840,386

See accompanying notes

INSIGHT MIDWEST, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2005	2004	2003
Operating activities:
Net income	$13,299	$28,048	$26,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	241,695	235,105	224,874
Stock-based compensation	6,342	—	—
Loss on early extinguishment of debt	—	—	2,616
Provision for losses on trade accounts receivable	17,613	18,301	13,366
Amortization of note discount	333	304	1,835
Gain on cable systems exchange	—	—	(27,134)
Gain on settlement of programming contract	—	—	(34,819)
(Gain) loss on interest rate swaps	(2,078)	(36)	2,114
Changes in operating assets and liabilities:
Trade accounts receivable	(13,494)	(20,382)	(16,495)
Launch funds receivable	1,775	6,672	(4,224)
Prepaid expenses and other assets	608	3,483	(3,198)
Accounts payable	13,696	(2,280)	(17,320)
Accrued expenses and other liabilities	(27,604)	11,757	43,644
Net cash provided by operating activities	252,185	280,972	211,483
Investing activities:
Purchase of fixed assets	(215,083)	(162,806)	(193,487)
Purchase of intangible assets	—	(107)	(889)
Purchase of investments	(601)	—	—
Sale of fixed assets	1,109	—	—
Purchase of cable television systems, net	—	—	(26,475)
Net cash used in investing activities	(214,575)	(162,913)	(220,851)
Financing activities:
Distributions of preferred interests	—	—	(11,554)
Net proceeds from borrowings under credit facilities	—	—	118,000
Repayment of credit facilities	(83,500)	(68,250)	(25,000)
Repayment of Coaxial notes	—	—	(195,869)
Proceeds from issuance of notes	—	—	141,375
Debt issuance costs	(1,733)	(12)	(4,842)
Net cash (used in) provided by financing activities	(85,233)	(68,262)	22,110
Net change in cash and cash equivalents	(47,623)	49,797	12,742
Cash and cash equivalents, beginning of year	72,476	22,679	9,937
Cash and cash equivalents, end of year	$24,853	$72,476	$22,679

See accompanying notes

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Basis of Presentation

We were formed in September 1999 to serve as the holding company and a financing vehicle for Insight Communications Company, Inc.’s (“Insight Inc.”) cable television system joint venture with AT&T Broadband, LLC (now known as Comcast Cable Holdings, LLC (“Comcast Cable”)). We are owned 50% by Insight Communications Company, L.P. (“Insight LP”), which is wholly owned by Insight Inc., and 50% by an indirect subsidiary of Comcast Cable. Insight LP serves as our general partner and manages and operates our systems.

Through our wholly owned operating subsidiaries, Insight Communications Midwest, LLC (“Insight Communications Midwest”), Insight Communications of Central Ohio, LLC (“Insight Ohio”) and Insight Kentucky Partners II, L.P. (“Insight Kentucky”), we own and operate cable television systems in Indiana, Kentucky, Ohio, and Illinois which passed approximately 2.4 million homes and served approximately 1.3 million customers as of December 31, 2005. In addition, we also owned and operated a cable television system in Griffin, Georgia through February 28, 2003.

The accompanying consolidated financial statements include the accounts of Insight Midwest Holdings, LLC, our wholly-owned subsidiary which owns 100% of the outstanding equity of our operating subsidiaries.

On July 28, 2005, Insight Inc. entered into a definitive merger agreement (“the merger”) with Insight Acquisition Corp., an entity organized by affiliates of The Carlyle Group in order to effect the transactions contemplated by the merger agreement. Pursuant to the terms of the merger agreement, on December 16, 2005, Insight Acquisition Corp. merged with and into Insight Inc., and Insight Inc. is the surviving entity. As of the effective time of the merger, Insight Inc.’s public shareholders (other than stockholders that are continuing as investors in the surviving corporation and stockholders who demanded appraisal rights) had no further ownership interest in Insight Inc. Instead, the shares of common stock of such holders were converted into the right to receive $11.75 in cash per share. As a result of the merger, Insight Inc.’s common stock is no longer publicly traded.

Indiana Systems

On October 31, 1998, Insight LP and AT&T Broadband contributed certain of their cable television systems located in Indiana and Northern Kentucky to form Insight Indiana (now known as Insight Communications Midwest, LLC) in exchange for a 50% equity interest. On October 1, 1999, as part of a joint venture restructuring involving the Kentucky Systems (discussed below), Insight Indiana became our wholly owned subsidiary. Pursuant to the terms of our respective operating agreements, we and Insight Indiana will continue until October 1, 2011, unless extended or terminated sooner by Insight LP and Comcast Cable.

Kentucky Systems

On October 1, 1999, Insight LP acquired a combined 50% interest in InterMedia Capital Partners VI, LP (the “IPVI Partnership”) from related parties of Blackstone Cable Acquisition Company, LLC, InterMedia Capital Management VI, LLC and a subsidiary and related party of AT&T Broadband, for $341.5 million (inclusive of expenses). Concurrently with this acquisition, the Kentucky Systems were contributed to us and we assumed debt of $742.1 million (the total debt of the IPVI Partnership) in connection with this transaction. Pursuant to the terms of our respective operating agreements, we and

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   Organization and Basis of Presentation (Continued)

Insight Kentucky will continue until October 1, 2011, unless extended or terminated sooner by Insight LP and Comcast Cable.

Illinois Systems

Effective January 1, 2001, we completed a series of transactions with Insight LP and AT&T Broadband for the acquisition of additional cable television systems, primarily located in the state of Illinois, valued at approximately $2.2 billion (the “AT&T transactions”), inclusive of systems valued at approximately $775.8 million, contributed by Insight LP.

Concurrently with the completion of Insight LP’s purchase of systems from AT&T Broadband, Insight LP contributed such systems to us, along with all of its wholly owned systems serving approximately 175,000 customers. The total value of such contributed systems was $1.2 billion. We recorded the respective assets and liabilities, including debt assumed, of the contributed systems’ at their respective carrying values with the net difference recorded as an addition to partners’ capital.

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

Ohio Systems

On August 21, 1998, Insight LP and Coaxial Communications of Central Ohio, Inc. (“Coaxial”) entered into a contribution agreement pursuant to which Coaxial contributed to Insight Ohio substantially all of the assets and liabilities of its cable television systems located in Columbus, Ohio and Insight LP contributed $10.0 million in cash to Insight Ohio.

On September 29, 2003, we retired all remaining Ohio obligations, comprised of the Senior Notes and Senior Discount Notes, through our refinancing of the Insight Midwest Holdings Credit Facility. Insight Ohio is now a restricted subsidiary under the terms of our indentures. We recorded a loss of $10.9 million on the extinguishment of these obligations as a result of call premiums and the write-off of deferred financing costs.

2. Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include our accounts and those of our wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

Revenue Recognition

Revenue is earned from customer fees for cable television programming services including premium, digital and pay-per-view services and ancillary services, such as rental of converters, remote control devices, and installations. In addition, we earn revenues from providing high-speed Internet services, selling advertising, telephone services and commissions for products sold through home shopping networks. Revenue is recorded in the month the related services are rendered. Fees received for activation of telephone services are amortized over the customer relationship period for the years ended December 31, 2004 and 2003. (See Note 10 “Related Party Transactions”).

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

Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying amounts of our cash equivalents approximate their fair values.

Investments

Investments for which a quoted market price is unavailable are carried at cost and periodically reviewed for impairment.

Fixed Assets

Fixed assets are stated at cost and include costs capitalized for labor and overhead incurred in connection with the construction of cable system infrastructures, including those providing high-speed Internet and the delivery of telephone services. In addition, we capitalize labor, material costs and overhead associated with installations related to new services on customer premises. Depreciation for buildings, cable system equipment, furniture, fixtures and office equipment is calculated using the straight-line method over estimated useful lives ranging from 2 to 30 years. Building improvements are amortized using the straight-line method over the shorter of the remaining terms of the leases or the estimated life of the improvements.

The carrying value of fixed assets is reviewed if facts and circumstances suggest that they may be impaired. If this review indicates that the carrying value of the fixed assets will not be recovered from undiscounted future cash flows generated from such assets, an impairment loss would be recognized for the amount that the asset’s carrying value exceeds its fair value. We believe that no impairment of fixed assets existed as of December 31, 2005 or 2004.

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

Franchise Costs and Goodwill

On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. In accordance with SFAS No. 142, we discontinued the amortization of indefinite-lived intangible assets, including our franchise costs and goodwill. SFAS No. 142 requires goodwill and indefinite-lived intangible assets be tested for impairment annually, or more frequently as warranted by events or changes in circumstances. According to guidance prescribed in Emerging Issues Task Force (“EITF”) Issue No. 02-7, Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets, single units of accounting operated as a single asset and essentially inseparable from each other, should be combined as a single asset group for purposes of impairment testing. Management has identified three asset groups based on cable system management, geographic clustering and management’s belief that such grouping represents the best use of those assets.

Additionally, during September 2004, the SEC staff issued Topic D-108, Use of the Residual Method to Value Acquired Assets Other than Goodwill, which requires the direct method of separately valuing all intangible assets and does not permit goodwill to be included in franchise assets. In connection with adopting SFAS No. 142 and Topic D-108 and based on guidance from EITF Issue No. 02-7, we performed an impairment assessment using an independent third-party appraiser for the three asset groups identified. The Company determined that, as of December 31, 2005 and 2004, there had been no impairment to our franchise costs.

Deferred Financing Costs

Deferred financing costs relate to costs, primarily legal and bank facility fees, incurred in securing bank loans and other sources of financing. These costs are amortized over the life of the applicable debt. For the years ended December 31, 2005, 2004 and 2003, we recorded amortization expense of $4.7 million, $4.5 million and $4.0 million.

Stock-Based Compensation

Pursuant to SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure, we have elected to continue to account for employee stock-based compensation under Accounting Principals Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, as amended. Compensation expense for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an option holder must pay to acquire the stock. We record compensation expense for restricted stock awards based on the quoted market price at the date of grant over the vesting period.

Comprehensive Income (Loss)

We record the effective portion of certain derivatives’ net unrealized gains as components of comprehensive income (loss).

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

Income Taxes

No provision has been made in the accompanying financial statements for federal, state or local income taxes since our income or loss is reportable by the individual partners in their respective tax returns.

Marketing and Promotional

Marketing and promotional costs are expensed as incurred. Marketing and promotional expenses, net of marketing support (recorded as a reduction to marketing expense), for the years ended December 31, 2005, 2004 and 2003 were $31.2 million, $18.1 million and $8.5 million.

Recent Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the next fiscal year that begins after June 15, 2005. In addition, SFAS No. 123(R) will cause unrecognized expense related to previously issued options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. We are required to adopt SFAS No. 123(R) in our first quarter of 2006. The FASB has concluded that companies may adopt the new standard in one of two ways: the modified prospective transition method and the modified retrospective transition method. Under the modified retrospective transition method, prior periods may be retroactively adjusted either as of the beginning of the year of adoption or for all periods presented. The modified prospective transition method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the fiscal period of adoption of SFAS No. 123R, while the retrospective method would record compensation expense for all unvested stock options and share awards beginning with the fiscal period retroactively adjusted. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

In March 2005, FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations (an Interpretation of SFAS No. 143)”. This Interpretation provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of long-lived assets when the timing and/or method of settlement of the obligation is conditional on a future event. This Interpretation requires that the fair value of a liability for a conditional asset retirement obligation be recognized in the period in which it occurred if a reasonable estimate of fair value can be made. FIN 47 is effective for fiscal years ending after December 2005. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements and changes the requirements for the accounting for and reporting of a change in accounting principles. SFAS No. 154 applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

corrections of errors made in fiscal years beginning in 2006. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

Reclassifications

Reclassifications have been made to the prior years’ financial statements to conform to those classifications used in 2005.

3. Fixed Assets

	December 31,	December 31,
	2005	2004
	(in thousands)
Land, buildings and improvements	$36,768	$35,649
Cable system equipment	2,365,956	2,155,193
Furniture, fixtures and office equipment	19,079	17,867
	2,421,803	2,208,709
Less: accumulated depreciation and amortization	(1,314,232)	(1,078,109)
Total fixed assets, net	$1,107,571	$1,130,600

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $237.0 million, $230.6 million and $220.9 million.

4. Investments

Oxygen Cable, LLC

Oxygen Cable, LLC (“Oxygen”) is an independent cable television network with programming tailored to the interests of women. On July 9, 2002 we entered into a carriage agreement with Oxygen, whereby we agreed to carry programming content from Oxygen. The term of the carriage agreement expires on December 31, 2006. For the years ended December 31, 2005, 2004 and 2003, we paid Oxygen approximately $440,000, $0 and $0 for programming content. In addition, Oxygen paid us marketing support fees, which we record as a reduction of marketing expense, of approximately $40,000, $440,000 and $95,000 for the years ended December 31, 2005, 2004 and 2003. As of December 31, 2005 and December 31, 2004, our carrying value in this investment was $4.7 million and $3.8 million.

Concurrently with the carriage agreement, we entered into an equity issuance agreement with Oxygen. The agreement calls for Oxygen to deliver to us shares having an aggregate fair market value as of December 31, 2005 of $3.8 million, and by December 1, 2006 deliver us additional shares having an aggregate fair market value as of the December 31, 2005 valuation of $2.0 million. We and Oxygen are in the process of determining the fair market value of Oxygen shares and as of the date of this filing no shares have been delivered.

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Debt

Debt consisted of:

	December 31,	December 31,
	2005	2004
	(in thousands)
Note payable to Insight Inc.	$100,000	$100,000
Insight Midwest Holdings Credit Facility	1,404,250	1,487,750
Insight Midwest 9¾% Senior Notes	385,000	385,000
Insight Midwest 10½% Senior Notes	630,000	630,000
	2,519,250	2,602,750
Net unamortized discount on notes	(557)	(890)
Market value of interest rate swaps	(2,382)	519
Total debt	$2,516,311	$2,602,379

Insight Midwest Holdings $1.975 Billion Credit Facility

Our wholly owned subsidiary, Insight Midwest Holdings, LLC serves as a borrower under a $1.975 billion credit facility. Obligations under this credit facility are secured by a pledge of the outstanding equity interests of Insight Midwest Holdings and its subsidiaries.

On March 28, 2002, we borrowed $100.0 million from Insight Inc. The loan bears annual interest of 9%, compounded semi-annually, has a scheduled maturity date of January 31, 2011 and permits prepayments. Insight Midwest Holdings is permitted under the credit facility to make distributions to us for the purpose of repaying this loan, including accrued interest, provided that there are no defaults existing under the credit facility. As of December 31, 2005 and 2004, the balance of the $100.0 million loan, including accrued interest, was $139.1 million and $127.4 million.

On July 21, 2005 Insight Inc. completed a refinancing of the existing $1.1 billion Term B loan facility under the Insight Midwest credit facility. This refinancing reduced the applicable margins for LIBOR rate borrowings from LIBOR plus 275 basis points to LIBOR plus 200 basis points and the applicable margin will be reduced an additional 25 basis points if Insight Midwest’s leverage ratio drops below 2.75. The maximum total leverage ratio covenant was reset from 3.75 to 4.50 on July 1, 2005 with step downs to 4.25 on July 1, 2006 and 4.00 on July 1, 2007. The facility was also amended to provide Insight Inc. certain flexibility to refinance the senior notes at Insight Midwest.

Insight Midwest Senior Notes

On October 1, 1999 simultaneously with the closing of the purchase of Insight Kentucky, we completed a $200.0 million offering of 9¾% senior notes due in October 2009. Interest payments on these Senior Notes, which commenced on April 1, 2000, are payable semi-annually on April 1 and October 1.

On November 6, 2000, we completed a $500.0 million offering of 10½% senior notes due in November 2010. We received proceeds of $487.5 million, net of an underwriting fee of $5.0 million and a bond discount of $7.5 million that is being amortized through November 2010. The proceeds of the offering were used to repay a portion of the outstanding debt under the then existing Insight Indiana credit facility and Insight Kentucky credit facility. Interest payments on these Senior Notes, which commenced on May 1, 2001, are payable semi-annually on May 1 and November 1.

The 9¾% and 10½% Senior Notes are redeemable on or after October 1, 2004 and November 1, 2005. In addition, we can redeem up to 35% of the 9¾% and 10½% Senior Notes prior to October 1, 2002

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Debt (Continued)

and November 1, 2005, with the net proceeds from certain sales of our equity. As of December 31, 2005 none of these notes have been redeemed. Each holder of the Senior Notes may require us to redeem all or part of that holder’s notes upon certain changes of control. The Senior Notes are general unsecured obligations and are subordinate to all of our other liabilities, the amounts of which were $1.6 billion and $1.7 billion as of December 31, 2005 and 2004. The Senior Notes contain certain financial and other debt covenants.

In May 2000 and September 2001, we completed exchange offers pursuant to which the 9¾% Senior Notes and 10½% Senior Notes were exchanged for identical notes registered under the Securities Act of 1933.

In December 2002, we completed a $185.0 million add-on offering under the 9¾% Senior Notes indenture. We received proceeds of $176.9 million, including $3.8 million of interest accruing from October 1, 2002 through the date of issuance that will be repaid to holders of the bonds in the first semi-annual interest payment due on April 1, 2003, and net of an underwriting fee of $3.1 million and a bond discount of $8.8 million that is being amortized through October 2009. The proceeds of this offering were used to repay a portion of the outstanding revolving loans under the Midwest Holdings Credit Facility. Since this additional add-on offering occurred under the 9¾% Senior Notes indenture, these additional debt securities and the 9¾% Senior Notes are considered a single series of senior notes with identical terms. In June 2003, we completed an exchange offer pursuant to which the $185.0 million add-on offering under the 9¾% Senior Notes were exchanged for identical notes registered under the Securities Act of 1933.

In December 2003, we completed a $130.0 million add-on offering under the 10½% Senior Notes indenture. We received proceeds of $140.9 million, including $1.5 million of interest accruing from November 1, 2003 through the date of issuance that will be repaid to holders of the bonds in the first semi-annual interest payment due on May 1, 2004 and a bond premium of $11.4 million that is being amortized through November 2010 and net of an underwriting fee of $2.0 million. The proceeds of this offering were used to repay a portion of the outstanding revolving loans under the Midwest Holdings Credit Facility. Since this additional add-on offering occurred under the 10½% Senior Notes indenture, these additional debt securities and the 10½% Senior Notes are considered a single series of senior notes with identical terms.

In July 2004, Insight Midwest completed an exchange offer pursuant to which the $130.0 million 10½% Senior Notes issued in December 2003 were exchanged for substantially identical notes registered under the Securities Act of 1933.

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Debt (Continued)

Debt Principal Payments

As of December 31, 2005, the remaining principal payments required on our debt were as follows (in thousands):

2006	$83,500
2007	83,500
2008	104,750
2009	1,517,500
2010	630,000
Thereafter	100,000
Total	$2,519,250

6. Derivative Instruments

We enter into derivative instruments, typically interest-rate swap agreements, to modify the interest characteristics of our outstanding debt to either a floating or fixed rate basis. These agreements involve fixed rate interest payments in exchange for floating rate interest receipts, known as cash flow hedges, and floating rate interest payments in exchange for fixed rate interest receipts, known as fair value hedges, over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense related to the debt. The related amount payable or receivable is included in other non-current liabilities or assets.

Gains and losses related to cash flow hedges that are determined to be effective hedges are recorded as accumulated other comprehensive income or loss in the accompanying consolidated balance sheets. Gains and losses related to fair value hedges that are determined to be effective hedges are recorded in the consolidated statements of operations as an adjustment to the swap instrument and an equal and offsetting adjustment to the carrying value of the underlying debt. Gains and losses related to interest rate swaps that are determined not to be effective hedges and do not qualify for hedge accounting are recorded in our consolidated statements of operations as other income or expense.

Fair Value Hedges

In February 2003, we entered into two interest rate swap agreements whereby we swapped fixed rates under our 10½% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 7.7%, on $185.0 million notional value of debt. Six-month LIBOR ranged between 1.26% and 1.34% for February and March 2003. In May 2003, we settled these swaps and received proceeds of $1.8 million and recorded a gain in this amount, which is included in other income (expense), net in our consolidated statements of operations.

In July 2003, we entered into three new interest rate swap agreements whereby we swapped fixed rates under our 10½% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 8.3%, on $185.0 million notional value of debt. These agreements expired on November 1, 2005. We recorded a gain (loss) on these swaps of $2.1 million, $36,000 and ($2.1) million for the years ended December 31, 2005, 2004 and 2003, which is included in other income (expense), net. As of December 31, 2005 and 2004, we recorded $0 and $364,000 of interest payable related to these agreements. The cost, if terminated, of these agreements was $0 and $2.1 million as of December 31, 2005 and 2004.

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Derivative Instruments (Continued)

In December 2003, we entered into an interest rate swap agreement whereby we swapped fixed rates under our 10½% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 5.9%, on $130.0 million notional value of debt. This agreement expires November 1, 2010. This swap has been determined to be perfectly effective in hedging against fluctuations in the fair value of the underlying debt. As such, changes in the fair value of the underlying debt equally offset changes in the value of the interest rate swap in our consolidated statements of operations. The fair value (cost if terminated) of this swap as of December 31, 2005 and 2004 was ($2.4) million and $519,000 and has been recorded in other non-current assets (liabilities) and as an adjustment to the carrying value of debt.

7. Supplemental Cash Flow Information

The following amounts were paid in cash during the years ended December 31:

	2005	2004	2003
	(in thousands)
Interest	$188,216	$167,602	$163,457

8. Stock Option Plan and Other Stock Based Compensation

1999 Equity Incentive Plan

The Insight Inc. 1999 Equity Incentive Plan (the “Plan”) provided for the grant of incentive stock options, nonqualified stock options and restricted stock, as well as other awards such as performance units, performance shares, deferred stock, dividend equivalents and other stock-based awards. The Plan remains in effect under which only the deferred stock units remain outstanding. At December 31, 2005 we have recorded $535,000 of deferred compensation for Midwest employees that are eligible to participate in this Plan.

2005 Stock Incentive Plan

On December 16, 2005, concurrently with the merger, the Insight Inc. Board of Directors adopted the 2005 Stock Incentive Plan (the “2005 Plan”). Under the 2005 Plan the Board has the authority to grant awards of shares of its non-voting common stock to officers, directors and employees of Midwest. A total of 3,666,887 shares of Series E Non-Voting Common Stock and 100,000 shares of Series F Non-Voting Common Stock are available for issuance under the 2005 Plan. Shares under the 2005 Plan require the execution of a subscription agreement.

On December 16, 2005, the Board authorized the issuance of 1,388,762 shares of Series E Non-Voting Common Stock to Midwest employees. These shares were issued on January 20, 2006.

Stock Options

As of the effective time of the merger, each option to purchase Insight common stock (whether vested or unvested) outstanding immediately prior to the effective time of the merger was canceled in exchange for the right to receive a cash payment equal to the product of (A) the excess, if any, of (i) $11.75, over (ii) the per share exercise price of the stock option, multiplied by (B) the number of shares of Insight common stock covered by the stock option. For the year ended December 31, 2005 we recorded stock based compensation expense of $3.5 million which was being amortized on a straight-line basis over the vesting term.

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stock Option Plan and Other Stock Based Compensation (Continued)

We have excluded all disclosures of option activity, options outstanding, options exercisable and weighted average exercise prices as we believe that the presentation of this information would not be meaningful to the reader of the financial statements because as of the effective time of the merger Insight Inc.’s common stock is not publicly traded, all of our options have been canceled and other equity interests have been converted into similar rights in the surviving corporation.

Pursuant to SFAS No. 123, we had, prior to the merger, elected to continue to account for employee stock-based compensation under APB Opinion No. 25, using an intrinsic value approach to measure compensation expense. Accordingly, no compensation expense has been recognized for options granted to employees under the Plan since all such options were granted at exercise prices equal to or greater than fair market value on the date of grant.

Other Stock Based Compensation

Restricted Stock

In 2005 we issued to employees 249,437 shares of Insight common stock in the form of restricted stock. The restricted stock provided for vesting over a five-year period and were issued in the name of the employee on the date of grant and held by us until the shares vested. We recorded stock based compensation expense of $2.4 million which was being amortized on a straight-line basis over the vesting term.

At the effective time of the merger, pursuant to the merger agreement, we waived the transferability restrictions and/or the vesting conditions applicable to all restricted shares, and except for such shares that continued as shares of the surviving corporation, such shares became entitled to receive $11.75 in cash per share.

Deferred Stock Units

In 2005 we have issued to employees 65,000 shares of deferred stock units. The deferred stock units vest over a five-year period and were issued in the name of the employee on the date of grant. For the year ended December 31, 2005 we recorded stock based compensation expense of $400,000 which was being amortized on a straight-line basis over the vesting term.

At the effective time of the merger, we adjusted each of the deferred stock unit agreements so that, upon delivery at the end of the deferral period, the holder of each deferred stock unit will be entitled to receive one share of Series C Non-Voting Preferred Stock of the surviving corporation for each share of Insight Class A common stock that the holder otherwise would have been entitled to receive prior to the adjustment. We also amended the agreements evidencing the deferred stock units to provide that the deferral period will end on the earlier of a change of control or prior thereto upon the later to occur of December 16, 2010 or the employee’s termination of employment. Any deferred stock units that remained unvested at the effective time of the merger will continue to vest according to the schedule set forth in the applicable agreement evidencing the grant of such deferred stock units.

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Financial Instruments

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. We maintain cash and cash equivalents with various financial institutions and our policy is designed to limit exposure to any one institution. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising our customer base.

Fair Value

We used the following methods and assumptions in estimating our fair value disclosures for financial instruments:

Cash equivalents and accounts receivable:   The carrying amount reported in the consolidated balance sheets for cash equivalents and accounts receivable approximates fair value.

Debt:   The carrying amounts of our borrowings under our credit arrangements approximate fair value as they bear interest at floating rates. The fair value of our Senior Notes and Senior Discount Notes are based on quoted market prices and are listed in the following table:

	Fair Value at	Fair Value at
	December 31,	December 31,
	2005	2004
	(in thousands)
Insight Midwest 9¾% Senior Notes	$394,600	$404,300
Insight Midwest 10½% Senior Notes	$659,100	$689,900

Interest rate swap agreements:   Interest rate swap agreements are recorded in our financial statements at fair value. The cost of such swap agreements was $2.4 million and $1.6 million as of December 31, 2005 and 2004.

10. Related Party Transactions

Managed Systems

On March 17, 2000, we entered into a management agreement with Comcast of Montana/Indiana/Kentucky/Ohio (“Comcast”) (formerly known as InterMedia Partners Southeast), an affiliate of Comcast Cable, to provide management services to cable television systems owned by Comcast. Effective July 31, 2004, the management agreement was terminated by mutual agreement. We recognized management fees in connection with this agreement of $0, $1.4 million and $2.4 million for the years ended December 31, 2005, 2004 and 2003.

On February 28, 2003, Insight Midwest exchanged with Comcast of Montana/Indiana/Kentucky/Ohio the system we then owned in Griffin, Georgia, serving approximately 11,800 customers, plus $25.0 million, for the managed systems located in New Albany, Indiana and Shelbyville, Kentucky, together serving approximately 23,400 customers. Additionally, pursuant to the agreement, Insight Midwest paid approximately $1.5 million as a closing adjustment to Comcast of Montana/Indiana/Kentucky/Ohio to complete the rebuild and upgrade of the Griffin, Georgia system.

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Related Party Transactions (Continued)

This system exchange was accounted for on that date as a sale of the Griffin, Georgia system and a purchase of the New Albany, Indiana and Shelbyville, Kentucky systems. In connection with this system exchange, we recorded a gain of approximately $27.1 million equal to the difference between the fair value and carrying value of the Griffin, Georgia system as of the closing date. Of the $64.5 million purchase price of the New Albany, Indiana and Shelbyville, Kentucky systems $31.9 million was allocated to such cable television systems’ assets acquired in relation to their fair values and $32.6 million was allocated to franchise costs.

Programming

We purchase the majority of our programming through affiliates of Comcast Cable. Charges for such programming, including a 1½% administrative fee, were $157.6 million, $151.0 million and $142.4 million for the three years ended December 31, 2005, 2004 and 2003. As of December 31, 2005 and 2004, $29.9 million and $36.8 million of accrued programming costs were due to affiliates of Comcast Cable. We believe that the programming rates charged through these affiliates are lower than those available from independent parties.

In 2001, in connection with the purchase and contribution of our systems primarily located in Illinois, we acquired, through affiliates of Comcast Cable, an above-market programming contract. The above-market portion of the contract was recorded as an adjustment to the purchase price of the Illinois systems of $36.5 million with a long-term programming liability recorded in other non-current liabilities. This contract was renegotiated, by affiliates of Comcast Cable and the programmer during the third quarter of 2003 and indirectly resulted in more favorable programming rates for us. As such, we recorded a reduction to programming expense of $3.1 million and recorded a gain on the extinguishment of the liability for $37.7 million, both of which have been recorded in our consolidated statements of operations during the three months ended September 30, 2003.

Telephone Agreements

Prior to December 31, 2004, to facilitate delivery of telephone services, we were party to a joint operating agreement with Comcast Cable that allowed Insight Midwest to deliver to its residential customers, in certain of its service areas, local telephone service provided by Comcast Cable. Under the terms of the agreement, Insight Midwest leased certain capacity on our local network to Comcast Cable. Revenue earned from leased network capacity used in the provision of telephone services was $0, $8.5 million and $6.2 million for the years ended December 31, 2005, 2004 and 2003. In addition, Insight Midwest received additional payments related to certain services and support, including installations, marketing and billing. Fee revenue earned in connection with installations was deferred and amortized over the expected term a telephone customer was expected to maintain their telephone service, then estimated to be three years. Marketing and billing support revenue was recognized in the period such services were performed.

On December 31, 2004, we acquired the telephone business conducted by Comcast Cable in the markets served under our joint operating agreement and terminated the joint operating agreement. Subsequent to December 31, 2004, we no longer earn revenue from the services described above, but rather we record the continued amortization of installation fee revenue and revenues earned directly from our customers for providing telephone and telephone related services. Comcast Cable paid us

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Related Party Transactions (Continued)

approximately $13 million in cash and transferred to us certain assets and liabilities related to the telephone business. We recorded an extraordinary gain of $15.6 million in connection with the acquisition and settled amounts with Comcast Cable under our pre-existing joint operating agreement for $2.6 million, representing the net current liabilities owed to Comcast Cable. The acquisition was accounted for under the purchase method of accounting.

Advertising Services

In October 1999, to facilitate the administration of our advertising services in our Kentucky Systems, we entered into an agreement with Comcast Cable, which provided for this affiliate to perform all of our Kentucky advertising sales and related administrative services. Effective September 26, 2004, this agreement was terminated by mutual agreement.

We earned advertising revenues through this affiliate of $0, $13.5 million and $18.5 million for the years ended December 31, 2005, 2004 and 2003. As of December 31, 2005 and December 31, 2004, we had $0 and $1.1 million as a receivable due from this affiliate included in other current assets. Through September 26, 2004 we paid this affiliate a fixed and variable fee for providing this service based on advertising sales cash flow growth. As of December 31, 2005 and 2004, we had $0 and $38,500 recorded as payables to this affiliate related to such services.

Insight Interactive

Effective November 17, 1999, Insight Cable Services entered into a Contribution Agreement with Source Media, Inc., providing for the creation of a joint venture, Insight Interactive LLC. Under the terms of the Contribution Agreement, Source Media contributed its Virtual Modem 2.5 software and the Interactive Channel products and services, including SourceGuide and LocalSource television content. On March 14, 2002, Insight Cable Services purchased the remaining 50% equity interest in Insight Interactive that it did not already own from Source Media. We are currently providing Insight Interactive’s services to customers in some of our systems. For the years ended December 31, 2005, 2004 and 2003, fees for such services totaled $2.8 million, $2.5 million and $2.1 million.

Due to Affiliates

As of December 31, 2005 and 2004, we had amounts owed to Insight LP, our manager, primarily comprised of accrued interest related to our $100.0 million note payable to Insight Inc., incurred but unpaid management fees calculated as approximately 3% of revenues and other operational expenses.

11. Commitments and Contingencies

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

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies (Continued)

Lease Agreements

We lease and sublease equipment and office space under various operating lease arrangements expiring through October 24, 2101. Future minimum rental payments required under such operating leases as of December 31, 2005 were (in thousands):

2006	$2,774
2007	1,652
2008	1,263
2009	914
2010	783
Thereafter	740
Total	$8,126

Rental expense on operating leases for the years ended December 31, 2005, 2004 and 2003 was $4.8 million, $3.6 million and $3.7 million.

Litigation

In April 2005, Acacia Media Technologies Corporation filed a lawsuit against us and others in the United States District Court for the Southern District of New York. The complaint alleges, among other things, infringement of certain United States patents that allegedly relate to systems and methods for transmitting and/or receiving digital audio and video content. The complaint seeks injunctive relief and damages in an unspecified amount. In the event that a Court ultimately determines that we infringe on any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain products and services that we currently offer to subscribers. We believe that the claims are without merit and intend to defend the action vigorously. The final disposition of this claim is not expected to have a material adverse effect on our consolidated financial position but could possibly be material to our consolidated results of operations of any one period. Further, at this time the outcome of the litigation is impossible to predict, and no assurance can be given that any adverse outcome would not be material to our consolidated financial position.

We are subject to various legal proceedings that arise in the ordinary course of business. While it is impossible to determine with certainty the ultimate outcome of these matters, it is our opinion that the resolution of these matters will not have a material adverse affect on our consolidated financial condition.

Report of Independent Registered Public Accounting Firm

The Shareholder of
Insight Capital, Inc.

We have audited the accompanying balance sheets of Insight Capital, Inc. (the “Company”) as of December 31, 2005 and 2004 and the related statements of operations, changes in shareholder’s deficit and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As indicated in Note 1, Insight Capital, Inc. has no operations. Its ability to satisfy debt and other obligations is dependent upon funding from related entities, which are under the common control of the owners of the Company.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insight Capital, Inc. at December 31, 2005 and 2004 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, New York

March 10, 2006

INSIGHT CAPITAL, INC.
BALANCE SHEETS
(dollars in thousands, except share amounts)

	December 31, 2005	December 31, 2004
Assets
Cash	$1	$1
Deferred financing costs, net of accumulated amortization of $11,689 and $9,081 as of December 31, 2005 and 2004	11,092	13,700
Total assets	$11,093	$13,701
Liabilities and shareholder’s deficit
Accrued interest	$20,409	$20,409
Total current liabilities	20,409	20,409
Senior notes, to be paid by Insight Midwest, LP	1,014,443	1,014,110
Total liabilities	1,034,852	1,034,519
Shareholder’s deficit:
Common stock; $.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Paid-in-capital	1	1
In-substance allocation of proceeds related to senior notes to be paid by Insight Midwest	(531,616)	(635,304)
Accumulated deficit	(492,144)	(385,515)
Total shareholder’s deficit	(1,023,759)	(1,020,818)
Total liabilities and shareholder’s deficit	$11,093	$13,701

See accompanying notes

INSIGHT CAPITAL, INC.
STATEMENTS OF OPERATIONS
(dollars in thousands)

	Year Ended December 31,
	2005	2004	2003
Expenses:
Amortization	$(2,608)	$(2,608)	$(2,258)
Interest expense	(104,021)	(103,991)	(92,706)
Net loss	$(106,629)	$(106,599)	$(94,964)

See accompanying notes

INSIGHT CAPITAL, INC.
STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT
(dollars in thousands)

	Additional paid-in- capital	In-substance contributions (allocations) related to senior notes	Accumulated deficit	Total shareholder’s deficit
Balance, January 1, 2003	$1	$(688,859)	$(183,952)	$(872,810)
Borrowings under senior notes by Insight Midwest, net	—	(140,170)	—	(140,170)
Interest payments made by Insight Midwest on senior notes	—	90,037	—	90,037
Net loss	—	—	(94,964)	(94,964)
Balance, December 31, 2003	1	(738,992)	(278,916)	(1,017,907)
Interest payments made by Insight Midwest on senior notes	—	103,688	—	103,688
Net loss	—	—	(106,599)	(106,599)
Balance, December 31, 2004	1	(635,304)	(385,515)	(1,020,818)
Interest payments made by Insight Midwest on senior notes	—	103,688	—	103,688
Net loss	—	—	(106,629)	(106,629)
Balance, December 31, 2005	$1	$(531,616)	$(492,144)	$(1,023,759)

See accompanying notes

INSIGHT CAPITAL, INC.
STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(106,629)	$(106,599)	$(94,964)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accretion of discount on notes	333	303	1,833
Amortization	2,608	2,608	2,258
Interest expense assumed by affiliate	103,688	103,688	90,037
Changes in operating assets and liabilities:
Accrued interest	—	—	836
Net cash provided by operating activities	—	—	—
Net increase in cash	—	—	—
Cash, beginning of year	1	1	1
Cash, end of year	$1	$1	$1
Supplemental non-cash financing activity:
Proceeds from issuance of notes by Insight Midwest	$—	$—	$140,170
Interest payments made by Insight Midwest	103,688	103,688	90,037

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

Fair Value of Financial Instruments

The fair value of the 9 3/4% Senior Notes as of December 31, 2005 and 2004 was $394.6 million and $404.3 million, respectively. The fair value of the 10 1/2% Senior Notes as of December 31, 2005 and 2004 was $659.1 million and $689.9 million, respectively.

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

Income Taxes

The Company has prepared its income tax provision using the liability method in accordance with Financial Accounting Standards Board Statement No.109, “Accounting for Income Taxes.”  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities and are measured using tax rates that will be in effect when the differences are expected to reverse. As of December 31, 2005 and 2004 the Company had no deferred tax assets or liabilities and no tax provision to record.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

INSIGHT CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

3.   Notes Payable

Debt consisted of:

	December 31, 2005	December 31, 2004
	(in thousands)
Insight Midwest 9 3/4% Senior Notes	$385,000	$385,000
Insight Midwest 10 1/2% Senior Notes	630,000	630,000
	1,015,000	1,015,000
Net unamortized discount on notes	(557)	(890)
Total debt	$1,014,443	$1,014,110

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

In May 2000 and September 2001, Insight Midwest completed exchange offers pursuant to which the 9 3/4% Senior Notes and 10 1/2% Senior Notes were exchanged for identical notes registered under the Securities Act of 1933.

In December 2002, the Company and Insight Midwest completed a $185.0 million add-on offering under the 9 3/4% Senior Notes indenture. Insight Midwest received proceeds of $176.9 million, including $3.8 million of interest accruing from October 1, 2002 through the date of issuance that will be repaid to holders of the bonds in the first semi-annual interest payment due on April 1, 2003, and net of an underwriting fee of $3.1 million and a bond discount of $8.8 million that is being amortized through October 2009. The proceeds of this offering were used to repay a portion of the outstanding revolving loans under the Midwest Holdings Credit Facility. Since this additional add-on offering occurred under the 9 3/4% Senior Notes indenture, these additional debt securities and the 9 3/4% Senior Notes are considered a single series of senior notes with identical terms.

In June 2003, Insight Midwest completed an exchange offer pursuant to which the $185.0 million add-on offering under the 9 3/4% Senior Notes were exchanged for identical notes registered under the Securities Act of 1933.

In December 2003, the Company and Insight Midwest completed a $130.0 million add-on offering under the 10 1/2% Senior Notes indenture. Insight Midwest received proceeds of $140.9 million, including $1.5 million of interest accruing from November 1, 2003 through the date of issuance that will be repaid to holders of the bonds in the first semi-annual interest payment due on May 1, 2004 and a bond premium of $11.4 million that is being amortized through November 2010 and net of an underwriting fee of $2.5 million. The proceeds of this offering were used to repay all of the outstanding revolving loans under the Midwest Holdings Credit Facility. Since this additional add-on offering occurred under the 10 1/2% Senior

INSIGHT CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

3.   Notes Payable (Continued)

Notes indenture, these additional debt securities and the 10 1/2% Senior Notes are considered a single series of senior notes with identical terms.

In July 2004, Insight Midwest completed an exchange offer pursuant to which the $130.0 million 10 1/2% Senior Notes issued in December 2003 were exchanged for substantially identical notes registered under the Securities Act of 1933.

The 9 3/4% Senior Notes and 10½% Senior Notes are redeemable on or after October 1, 2004 and November 1, 2005, respectively. In addition, Insight Midwest can redeem up to 35% of the 9 3/4% Senior Notes and 10 1/2% Senior Notes prior to October 1, 2002 and November 1, 2005, respectively, with the net proceeds from certain sales of Insight Midwest’s equity. As of December 31, 2005 none of these notes have been redeemed. Each holder of the Senior Notes may require redemption of all or part of that holder’s notes upon certain changes of control. Although the Company is a co-issuer of the Senior Notes, it has no substantial assets or any operations and will not have access to additional sources of cash flow to make any payments on such debt. All future funding on the Senior Notes, including principal and interest payments, are dependent upon the operating results of Insight Midwest.

The Senior Notes are general unsecured obligations and are subordinate to all Insight Midwest’s liabilities, the amounts of which were $1.6 billion and $1.7 billion as of December 31, 2005 and 2004, respectively. The Senior Notes contain certain financial and other debt covenants.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSIGHT MIDWEST, L.P.
Date: March 30, 2006	By:	/s/ MICHAEL S. WILLNER
Michael S. Willner, Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ SIDNEY R. KNAFEL	Chairman of the Board of Insight	March 30, 2006
Sidney R. Knafel	Communications Company, Inc.
/s/ MICHAEL S. WILLNER	Chairman and Chief Executive Officer of	March 30, 2006
Michael S. Willner	Registrant, Vice Chairman and Chief Executive Officer of Insight Communications Company, Inc. (Principal Executive Officer)
/s/ DINNI JAIN	President and Chief Operating Officer of	March 30, 2006
Dinni Jain	Registrant and Insight Communications Company, Inc.
/s/ JOHN ABBOT	Executive Vice President and Chief Financial	March 30, 2006
John Abbot	Officer of Registrant and Insight Communications Company, Inc. (Principal Financial Officer)
/s/ DANIEL MANNINO	Senior Vice President and Controller of	March 30, 2006
Daniel Mannino	Registrant and Insight Communications Company, Inc. (Principal Accounting Officer)
/s/ JAMES A. ATTWOOD, Jr.	Director of Insight Communications	March 30, 2006
James A. Attwood, Jr.	Company, Inc.
/s/ MICHAEL J. CONNELLY	Director of Insight Communications	March 30, 2006
Michael J. Connelly	Company, Inc.
/s/ STEPHEN C. GRAY	Director of Insight Communications	March 30, 2006
Stephen C. Gray	Company, Inc.
/s/ AMOS B. HOSTETTER, Jr.	Director of Insight Communications	March 30, 2006
Amos B. Hostetter, Jr.	Company, Inc.

/s/ WILLIAM E. KENNARD	Director of Insight Communications	March 30, 2006
William E. Kennard	Company, Inc.
/s/ GERALDINE B. LAYBOURNE	Director of Insight Communications	March 30, 2006
Geraldine B. Laybourne	Company, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSIGHT CAPITAL, INC.
Date: March 30, 2006	By:	/s/ MICHAEL S. WILLNER
Michael S. Willner, Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ SIDNEY R. KNAFEL	Director	March 30, 2006
Sidney R. Knafel
/s/ MICHAEL S. WILLNER	Chairman, Chief Executive Officer and Director	March 30, 2006
Michael S. Willner	(Principal Executive Officer)
/s/ JOHN ABBOT	Executive Vice President and Chief Financial	March 30, 2006
John Abbot	Officer (Principal Financial Officer)
/s/ DANIEL MANNINO	Senior Vice President and Controller	March 30, 2006
Daniel Mannino	(Principal Accounting Officer)