Form 10-Q
period 2006-03-31
INSIGHT MIDWEST LP; INSIGHT CAPITAL INC
filed 2006-05-11
CIK 1110458, 1110456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

Commission file numbers	333-33540
333-33540-1

INSIGHT MIDWEST, L.P.

INSIGHT CAPITAL, INC.

(Exact name of registrants as specified in their charters)

Delaware	13-4079232
Delaware	13-4079679
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
810 7th Avenue New York, New York (Address of principal executive offices)	10019 (Zip code)

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

Indicate by check mark whether the registrants are a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrants’ classes of common stock, as of the latest practicable date.

Insight Midwest, L.P.	—Not Applicable
Insight Capital, Inc.	—Not Applicable

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States. However, in our opinion, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

INSIGHT MIDWEST, LP
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31,	December 31,
	2006	2005
	(unaudited)
Assets
Cash and cash equivalents	$34,261	$24,853
Investments	4,958	4,701
Trade accounts receivable, net of allowance for doubtful accounts of $998 and $1,079 as of March 31, 2006 and December 31, 2005	17,556	27,233
Launch funds receivable	587	974
Prepaid expenses and other current assets	11,159	8,860
Total current assets	68,521	66,621
Fixed assets, net	1,102,612	1,107,571
Goodwill	14,684	14,684
Franchise costs	2,357,535	2,357,535
Deferred financing costs, net of accumulated amortization of $20,975 and $19,769 as of March 31, 2006 and December 31, 2005	18,708	19,910
Other non-current assets	1,792	1,582
Total assets	$3,563,852	$3,567,903
Liabilities and partners’ capital
Accounts payable	$33,856	$40,843
Accrued expenses and other current liabilities	33,797	38,535
Accrued property taxes	16,079	12,792
Accrued programming costs (inclusive of $29,877 and $29,878 due to related parties as of March 31, 2006 and December 31, 2005)	45,613	43,705
Deferred revenue	3,714	4,978
Interest payable	46,585	20,459
Debt—current portion	83,500	83,500
Due to affiliates	49,607	46,013
Total current liabilities	312,751	290,825
Deferred revenue	1,281	1,499
Debt	2,410,359	2,432,811
Other non-current liabilities	4,047	2,382
Partners’ capital:
Deferred stock compensation	(497)	(535)
Partners’ accumulated capital	835,911	840,921
Total partners’ capital	835,414	840,386
Total liabilities and partners’ capital	$3,563,852	$3,567,903

See accompanying notes

INSIGHT MIDWEST, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2006	2005
Revenue	$301,281	$269,327
Operating costs and expenses:
Programming and other operating costs (exclusive of depreciation and amortization) (inclusive of $43,081 and $41,499 of programming expense incurred through related parties for the three months ended March 31, 2006 and 2005)	110,255	98,773
Selling, general and administrative (inclusive of $38 and $0 of stock-based compensation as of March 31, 2006 and 2005)	72,136	57,428
Management fees	9,038	8,098
Depreciation and amortization	62,953	59,684
Total operating costs and expenses	254,382	223,983
Operating income	46,899	45,344
Other income (expense):
Interest expense	(52,363)	(48,341)
Interest income	513	105
Other income (expense)	(59)	92
Total other expense, net	(51,909)	(48,144)
Net loss	$(5,010)	$(2,800)

See accompanying notes

INSIGHT MIDWEST, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2006	2005
Operating activities:
Net loss	$(5,010)	$(2,800)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	62,953	59,684
Stock-based compensation	38	—
Provision for losses on trade accounts receivable	2,904	3,801
Amortization of note discount	88	80
Loss on interest rate swaps	—	233
Changes in operating assets and liabilities:
Trade accounts receivable	6,773	8,872
Launch funds receivable	387	2,156
Prepaid expenses and other assets	(2,532)	(3,845)
Accounts payable	(6,987)	(2,339)
Interest payable	26,126	7,375
Accrued expenses and other liabilities	2,569	(1,290)
Net cash provided by operating activities	87,309	71,927
Investing activities:
Purchase of fixed assets	(57,100)	(37,515)
Sale of fixed assets	335	—
Purchase of investments	(257)	—
Net cash used in investing activities	(57,022)	(37,515)
Financing activities:
Repayment of credit facilities	(20,875)	(20,875)
Other	(4)	—
Net cash used in financing activities	(20,879)	(20,875)
Net increase in cash and cash equivalents	9,408	13,537
Cash and cash equivalents, beginning of period	24,853	72,476
Cash and cash equivalents, end of period	$34,261	$86,013

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

Through our wholly owned operating subsidiaries, Insight Communications Midwest, LLC (“Insight Communications Midwest”), Insight Communications of Central Ohio, LLC (“Insight Ohio”) and Insight Kentucky Partners II, L.P. (“Insight Kentucky”), we own and operate cable television systems in Indiana, Kentucky, Ohio, and Illinois which passed approximately 2.4 million homes and served approximately 1.3 million customers as of March 31, 2006.

The accompanying consolidated financial statements include the accounts of Insight Midwest Holdings, LLC, our wholly-owned subsidiary which owns 100% of the outstanding equity of our operating subsidiaries, and Insight Capital, Inc., our wholly-owned subsidiary formed for the sole purpose of being the co-issuer of our senior notes, which allows certain investors the ability to be holders of the debt.

Reclassifications have been made to the prior year’s financial statements to conform to those classifications used in 2006.

2. Responsibility for Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements.

In management’s opinion, the consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006 or any other interim period.

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”). SFAS 123R establishes the accounting for transactions in which an entity pays for employee services in share-based payment transactions. SFAS 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The Company adopted SFAS 123R effective January 1, 2006 using the modified-prospective transition method. Under this method stock-based compensation is recognized for awards granted in the period after adoption. Prior year financial statements are not restated. The adoption of this standard did not have a material impact on our consolidated financial statements.

In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements and changes the requirements for the accounting for and reporting of a change in accounting principles. SFAS No. 154 applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning in 2006.

4. Investments

Oxygen Cable, LLC

Oxygen Cable, LLC (“Oxygen”) is an independent cable television network with programming tailored to the interests of women. On July 9, 2002 we entered into a carriage agreement with Oxygen, whereby we agreed to carry programming content from Oxygen. The term of the carriage agreement expires on December 31, 2006.

Concurrently with the carriage agreement, we entered into an equity issuance agreement with Oxygen. The agreement calls for Oxygen to deliver to us shares having an aggregate fair market value as of December 31, 2005 of $3.8 million, and by December 1, 2006 deliver to us additional shares having an aggregate fair market value as of the December 31, 2005 valuation of $2.0 million. Pursuant to the equity issuance agreement, a portion of the monthly programming fees represent our equity investment in Oxygen. As of March 31, 2006 and December 31, 2005, our carrying value in this investment was $5.0 million and $4.7 million. We and Oxygen are currently in the process of negotiating the fair market value of Oxygen which will be used to determine the number of shares that we will receive. As of March 31, 2006, no shares have been delivered to us.

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Fixed Assets

Fixed assets consisted of:

	March 31,	December 31,
	2006	2005
	(in thousands)
Land, buildings and improvements	$37,815	$36,768
Cable system equipment	2,420,786	2,365,956
Furniture, fixtures and office equipment	20,059	19,079
	2,478,660	2,421,803
Less: accumulated depreciation and amortization	(1,376,048)	(1,314,232)
Total fixed assets, net	$1,102,612	$1,107,571

We recorded depreciation expense of $61.7 million and $58.6 million for the three months ended March 31, 2006 and 2005.

6. Debt

	March 31,	December 31,
	2006	2005
	(in thousands)
Note payable to Insight Inc.	$100,000	$100,000
Insight Midwest Holdings Credit Facility	1,383,375	1,404,250
Insight Midwest 9 3/4% Senior Notes	385,000	385,000
Insight Midwest 10 1/2% Senior Notes	630,000	630,000
	2,498,375	2,519,250
Net unamortized discount/premium on notes	(469)	(557)
Market value of interest rate swaps	(4,047)	(2,382)
Total debt	$2,493,859	$2,516,311

Insight Midwest Holdings $1.975 Billion Credit Facility

Our wholly owned subsidiary, Insight Midwest Holdings, LLC, serves as borrower under a $1.975 billion credit facility. Obligations under this credit facility are secured by a pledge of the outstanding equity interests of Insight Midwest Holdings and its subsidiaries. On March 28, 2002, we borrowed $100.0 million from Insight Inc. The loan bears annual interest of 9%, compounded semi-annually, has a scheduled maturity date of January 31, 2011 and permits prepayments. Insight Midwest Holdings is permitted under the credit facility to make distributions to us for the purpose of repaying this loan, including accrued interest, provided that there are no defaults existing under the credit facility. As of March 31, 2006 and December 31, 2005, the balance of the $100.0 million loan including accrued interest was $142.2 million and $139.1 million.

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Debt (Continued)

Debt Principal Payments

As of March 31, 2006, the remaining principal payments required on our debt were as follows (in thousands):

2006	$62,625
2007	83,500
2008	104,750
2009	1,517,500
2010	630,000
Thereafter	100,000
Total	$2,498,375

7. Derivative Instruments

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

Gains and losses related to fair value hedges that are determined to be effective hedges are recorded in the consolidated statements of operations as an adjustment to the swap instrument and an offsetting adjustment to the carrying value of the underlying debt. Gains and losses related to interest rate swaps that are determined not to be effective hedges and do not qualify for hedge accounting are recorded in our consolidated statements of operations as other income or expense.

Fair Value Hedges

In July 2003, we entered into three interest rate swap agreements whereby we swapped fixed rates under a tranche of our 10 1/2% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 8.3%, on $185.0 million notional value of debt. These agreements expired on November 1, 2005. We recorded a loss on these swaps of $233,000 for the three months ended March 31, 2005, which is included in other income (expense).

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Derivative Instruments (Continued)

In December 2003, we entered into an interest rate swap agreement whereby we swapped fixed rates under a different tranche of our 10 1/2% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 5.9%, on $130.0 million notional value of debt. This agreement expires November 1, 2010. This swap has been determined to be perfectly effective in hedging against fluctuations in the fair value of the underlying debt. As such, changes in the fair value of the underlying debt equally offset changes in the value of the interest rate swap in our consolidated statements of operations. The cost, if terminated, of this swap as of March 31, 2006 and December 31, 2005 was $4.0 million and $2.4 million and has been recorded in other non-current liabilities and as an adjustment to the carrying value of debt.

8. Related Party Transactions

Programming

We purchase the majority of our programming through affiliates of Comcast Cable. Charges for such programming, including a 1 1/2% administrative fee, were $43.1 million and $41.5 million for the three months ended March 31, 2006 and 2005. As of March 31, 2006 and December 31, 2005, $29.9 million of accrued programming costs were due to affiliates of Comcast Cable. We believe that the programming rates charged through these affiliates are lower than those available from independent parties.

Insight Interactive

Effective November 17, 1999, Insight Cable Services entered into a Contribution Agreement with Source Media, Inc., providing for the creation of a joint venture, Insight Interactive LLC. Under the terms of the Contribution Agreement, Source Media contributed its Virtual Modem 2.5 software and the Interactive Channel products and services, including SourceGuide and LocalSource television content. On March 14, 2002, Insight Cable Services purchased the remaining 50% equity interest in Insight Interactive that it did not already own from Source Media. We are currently providing Insight Interactive’s services to customers in some of our systems. For the three months ended March 31, 2006 and 2005, fees for such services totaled $831,000 and $707,000.

Due To Affiliates

As of March 31, 2006 and December 31, 2005, we had amounts owed to Insight LP, our manager, primarily comprised of accrued interest related to our $100.0 million note payable to Insight Inc., incurred but unpaid management fees, calculated as approximately 3% of revenues, and other operational expenses.

9. Commitments and Contingencies

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

9. Commitments and Contingencies (Continued)

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

INSIGHT CAPITAL, INC.
BALANCE SHEETS
(dollars in thousands, except per share amounts)

	March 31,	December 31,
	2006	2005
	unaudited
Assets
Cash	$1	$1
Deferred financing costs, net of accumulated amortization of $12,341 and $11,689 as of March 31, 2006 and December 31, 2005	10,440	11,092
Total assets	$10,441	$11,093
Liabilities and shareholder’s deficit
Accrued interest	$46,331	$20,409
Total current liabilities	46,331	20,409
Senior notes, to be paid by Insight Midwest, LP	1,014,531	1,014,443
Total liabilities	1,060,862	1,034,852
Shareholder’s deficit:
Common stock; $.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Paid-in-capital	1	1
In-substance allocation of proceeds related to senior notes to be paid by Insight Midwest	(531,616)	(531,616)
Accumulated deficit	(518,806)	(492,144)
Total shareholder’s deficit	(1,050,421)	(1,023,759)
Total liabilities and shareholder’s deficit	$10,441	$11,093

See accompanying notes

INSIGHT CAPITAL, INC.
STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2006	2005
Expenses:
Amortization	$(652)	$(652)
Interest expense	(26,010)	(26,003)
Net loss	$(26,662)	$(26,655)

See accompanying notes

INSIGHT CAPITAL, INC.
STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(26,662)	$(26,655)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accretion of discount on notes	88	81
Amortization	652	652
Interest expense assumed by affiliate	25,922	25,922
Net cash provided by operating activities	—	—
Net increase in cash	—	—
Cash, beginning of period	1	1
Cash, end of period	$1	$1

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

In management’s opinion, the financial statements reflect all adjustments considered necessary for a fair presentation of the statement of financial position as of the interim dates presented. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This quarterly report on Form 10-Q contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of our company, including, without limitation, statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions. We believe it is important to communicate management’s expectations to our investors. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2005, as well as any other cautionary language in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, operating results and financial condition. Examples of these risks include:

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

Overview

Our revenues are earned from customer fees for cable television video services including basic, premium, digital and pay-per-view services and ancillary services, such as rental of converters, remote control devices and installations. In addition, we earn revenues from providing high-speed Internet services, selling advertising, providing telephone services, and commissions for products sold through home shopping networks.

The following table is derived from our consolidated financial statements that are included in this report and sets forth certain statement of operations data for our consolidated operations:

	Three Months Ended March 31,
	2006	2005
Revenue	$301,281	$269,327
Operating costs and expenses:
Programming and other operating costs	110,255	98,773
Selling, general and administrative	72,136	57,428
Management Fees	9,038	8,098
Depreciation and amortization	62,953	59,684
Total operating costs and expenses	254,382	223,983
Operating income	46,899	45,344
Interest expense	52,363	48,341
Net loss	(5,010)	(2,800)
Net cash provided by operating activities	87,309	71,927
Net cash used in investing activities	57,022	37,515
Net cash used in financing activities	20,879	20,875
Capital expenditures	57,100	37,515

Use of Adjusted Operating Income before Depreciation and Amortization and Free Cash Flow

We utilize Adjusted Operating Income before Depreciation and Amortization, (defined as operating income before depreciation, amortization and non-cash stock-based compensation) among other measures, to evaluate the performance of our businesses. Adjusted Operating Income before Depreciation and Amortization is considered an important indicator of the operational strength of our businesses and is a component of our annual compensation programs. In addition, our debt agreements use Adjusted Operating Income before Depreciation and Amortization, adjusted for certain non-recurring items, in our leverage and other covenant calculations. We also use this measure to determine how we will allocate resources and capital. Our management finds this measure helpful because it captures all of the revenue and ongoing operating expenses of our businesses and therefore provides a means to directly evaluate the ability of our business operations to generate returns and to compare operating capabilities across our businesses. This measure is also used by equity and fixed income research analysts in their reports to investors evaluating our businesses and other companies in the cable television industry. We believe Adjusted Operating Income before Depreciation and Amortization is useful to investors because it enables them to assess our performance in a manner similar to the methods used by our management and provides a measure that can be used to analyze, value and compare companies in the cable television industry, which may have different depreciation, amortization and stock-based compensation policies.

A limitation of Adjusted Operating Income before Depreciation and Amortization, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our businesses. Management evaluates the costs of such tangible and intangible assets through other financial measures such as capital expenditures, investment spending and Free Cash Flow. Management also evaluates the costs of capitalized tangible and intangible assets by analyzing returns provided on the capital dollars deployed. Another limitation of Adjusted Operating Income before Depreciation and Amortization is that it does not reflect income net of interest expense, which is a significant expense for us because of the substantial debt we incurred to acquire cable television systems and finance capital expenditures to upgrade our cable network. Management evaluates the impact of interest expense through measures including interest expense, Free Cash Flow, the returns analysis discussed above and debt service covenant ratios under our credit facility.

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

Both Adjusted Operating Income before Depreciation and Amortization and Free Cash Flow should be considered in addition to, not as a substitute for, Operating Income, Net Income and various cash flow measures (e.g., Net Cash Provided by Operating Activities), as well as other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States.

Reconciliation of Net Loss to Adjusted Operating Income before Depreciation and Amortization

The following table reconciles Net Loss to Adjusted Operating Income before Depreciation and Amortization. In addition, the table provides the components from Net Loss to Operating Income for purposes of the discussions that follow.

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Net loss	$(5,010)	$(2,800)
Other (income) expense:
Other	59	(92)
Interest income	(513)	(105)
Interest expense	52,363	48,341
Total other expense, net	51,909	48,144
Operating income	46,899	45,344
Depreciation and amortization	62,953	59,684
Stock-based compensation	38	—
Adjusted Operating Income before Depreciation and Amortization	$109,890	$105,028

Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow

The following table provides a reconciliation from net cash provided by operating activities to Free Cash Flow. In addition, the table provides the components from net cash provided by operating activities to operating income for purposes of the discussions that follow.

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Operating income	$46,899	$45,344
Depreciation and amortization	62,953	59,684
Stock-based compensation	38	—
Adjusted Operating Income before Depreciation and Amortization	109,890	105,028
Changes in working capital accounts(1)	506	4,981
Cash paid for interest(2)	(23,087)	(38,082)
Net cash provided by operating activities	87,309	71,927
Capital expenditures	(57,100)	(37,515)
Free Cash Flow	$30,209	$34,412

(1)          Changes in working capital accounts are based on the net cash changes in current assets and current liabilities, excluding charges related to interest and taxes and other non-cash expenses.

(2)          Interest for the first quarter of 2005 included bond interest payments due April 1, 2005 that were made on March 31, 2005. Had the payments been made on April 1, 2005, Free Cash Flow for the three months ended March 31, 2005 would have been $53,181.

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenue for the three months ended March 31, 2006 totaled $301.3 million, an increase of 12% over the prior year, due primarily to customer gains in all services, as well as video rate increases. High-speed Internet service revenue increased 34% over the prior year, which was attributable to an increased customer base and was partially offset by lower average revenue per customer due to promotional discounts. We added a net 44,400 high-speed Internet customers during the quarter to end at 514,800 customers. In addition, digital service revenue increased 19% over the prior year due to an increased customer base. We added a net 41,700 digital customers during the quarter to end at 560,500 customers.

Basic cable service revenue increased 7% due to an increased customer base and video rate increases, partially offset by promotional discounts. We are increasing customer growth and retention efforts by increasing spending on sales and marketing efforts, emphasizing bundling and enhancing and differentiating our video services by providing video-on-demand, high definition television and digital video recorders. We are also continuing to focus on improving customer satisfaction through higher service levels and increased education of product offerings.

Revenue by service offering was as follows for the three months ended March 31 (dollars in thousands):

	Revenue by Service Offering
	Three Months Ended March 31, 2006	% of Total Revenue	Three Months Ended March 31, 2005	% of Total Revenue	% Change in Revenue
Basic	$158,207	52.5%	$147,632	54.8%	7.2%
High-Speed Internet	56,497	18.8%	42,113	15.6%	34.2%
Digital	31,723	10.5%	26,761	9.9%	18.5%
Advertising	17,697	5.9%	16,988	6.3%	4.2%
Premium	13,394	4.4%	14,344	5.3%	-6.6%
Telephone	11,355	3.8%	7,732	2.9%	46.9%
Franchise fees	7,354	2.4%	7,420	2.8%	-0.8%
Other	5,054	1.7%	6,337	2.4%	-20.2%
Total	$301,281	100.0%	$269,327	100.0%	11.9%

Total Customer Relationships were 1,376,800 as of March 31, 2006, an increase of 49,700 from 1,327,100 as of March 31, 2005. Total Customer Relationships represent the number of customers who receive one or more of our products (i.e., basic cable, high-speed Internet or telephone) without regard to which product they purchase. Total Revenue Generating Units (“RGUs”) which represent the sum of basic, digital, high-speed Internet and telephone customers, as of March 31, 2006 increased 15% as compared to March 31, 2005. RGUs by category were as follows (in thousands):

	March 31, 2006	March 31, 2005
Basic	1,306.7	1,271.4
Digital	560.5	459.0
High-speed Internet	514.8	367.8
Telephone	99.7	68.6
Total RGUs	2,481.7	2,166.8

Average monthly revenue per basic customer was $77.60 for the three months ended March 31, 2006 compared to $70.58 for the three months ended March 31, 2005. This primarily reflects the continued growth of high-speed Internet and digital product offerings in all markets, as well as video rate increases.

Programming and other operating costs increased $11.5 million, or 12%. Increases in customers and substantial increases in programming rates were partially offset by programming credits. The credits resulted from favorable resolution of pricing negotiations related to certain prior period programming costs that were accrued at a higher rate than the amount actually paid. In addition, direct operating costs increased due to an increase in our high-speed Internet service provider costs. This increase is primarily attributable to the addition of 44,400 high-speed Internet customers and the payment of contractually obligated and other one-time transition costs to bring Internet services in house. Other operating costs increased primarily as a result of increases in repair, maintenance and warranty costs; an increase in taxes due to a change in the tax law in Kentucky; and an increase in installation labor due to increased customer activity.

Selling, general and administrative expenses increased $14.7 million, or 26%, primarily due to increased payroll, payroll related costs and temporary help, including an increase in the number of employees and salary increases for existing employees. Marketing expenses increased over the prior year to support the continued rollout of high-speed Internet, digital and telephone products, and to grow our core video customer base.

Management fees increased $940,000 or 12% to $9.0 million for the three months ended March 31, 2006 from $8.1 million for the three months ended Mach 31, 2005. Management fees, equal to approximately 3% of revenues, are paid to Insight LP.

Depreciation and amortization expense increased $3.3 million or 5% primarily as a result of additional capital expenditures through March 31, 2006. These expenditures were primarily for purchases of customer premise equipment, installation materials, capitalized labor and network extensions, all of which we consider necessary in order to continue to maintain and grow our customer base and expand our service offerings. Partially offsetting this increase was a decrease in depreciation expense related to certain assets that have become fully depreciated since March 31, 2005.

As a result of the factors discussed above, Adjusted Operating Income before Depreciation and Amortization increased $4.9 million to $109.9 million, an increase of 5% over the prior year’s quarter.

Interest expense increased $4.0 million, or 8%, due to higher interest rates, which averaged 8.36% for the three months ended March 31, 2006, as compared to 7.46% for the three months ended March 31, 2005.

Liquidity and Capital Resources

Our business requires cash for operations, debt service and capital expenditures. The cable television business has substantial ongoing capital requirements for the construction, expansion and maintenance of its broadband networks and provision of new services. In the past, expenditures have been made for various purposes, including the upgrade of the existing cable network, and in the future will be made for network extensions, installation of new services, customer premise equipment (e.g., set-top boxes), deployment of new product and service offerings, and, to a lesser extent, network upgrades. Historically, we have been able to meet our cash requirements with cash flow from operations, borrowings under our credit facilities and issuances of private and public debt and equity.

Cash provided by operations for the three months ended March 31, 2006 and 2005 was $87.3 million and $71.9 million. The increase was primarily attributable to the timing of cash receipts and payments related to our working capital accounts and the effect of non-cash items and was partially offset by an increase in our net loss.

Cash used in investing activities for the three months ended March 31, 2006 and 2005 was $57.0 million and $37.5 million. The increase primarily was due to increases in capital expenditures. For the three months ended March 31, 2006 and 2005, we spent $57.1 million and $37.5 million in capital expenditures. These expenditures principally constituted purchases of customer premise equipment, capitalized labor, installation materials, headend equipment and system upgrades and rebuilds, all of which are necessary to maintain our existing network, grow our customer base and expand our service offerings.

Cash used in financing activities for the three months ended March 31, 2006 and 2005 was $20.9 million for the amortization payments on the credit facility.

Free Cash Flow for the three months ended March 31, 2006 totaled $30.2 million compared to $34.4 million for the three months ended March 31, 2005. The decrease in Free Cash Flow from March 31, 2005 to March 31, 2006 of $4.2 million was primarily driven by the following:

•       A $19.6 million increase in capital expenditures; and

•       A $500,000 source of Free Cash Flow for the three months ended March 31, 2006 compared to a $5.0 million source for the three months ended March 31, 2005 from changes in working capital accounts.

These uses of cash were offset by:

•       A $15.0 million decrease in cash interest expense paid due to a timing difference in the bond interest payments; and

•       A $4.9 million increase in Adjusted Operating Income before Depreciation and Amortization.

While we expect to continue to use Free Cash Flow to repay our indebtedness, as interest rates continue to increase, we expect our interest costs will also be higher, thus reducing Free Cash Flow.

On July 21, 2005 we completed a refinancing of the existing $1.1 billion Term B loan facility under the Midwest Holdings credit facility. This refinancing reduced the applicable margins for LIBOR rate borrowings from LIBOR plus 275 basis points to LIBOR plus 200 basis points and the applicable margin will be reduced an additional 25 basis points if Midwest Holdings’ leverage ratio drops below 2.75. The maximum total leverage ratio covenant was reset from 3.75 to 4.50 on July 1, 2005 with step downs to 4.25 on July 1, 2006 and 4.00 on July 1, 2007. The facility was also amended to provide certain flexibility to refinance our senior notes.

We have a substantial amount of debt. Our high level of debt could have important consequences for you. Our principal source of cash we need to pay our obligations and to repay the principal amount of our debt obligations is the cash that our subsidiaries generate from their operations and their borrowings. We believe that the Insight Midwest Holdings credit facility, cash on-hand and our cash flow from operations are sufficient to support our current operating plan. We had the ability to draw upon $283.7 million of unused availability under the Insight Midwest Holdings credit facility as of March 31, 2006 to fund any shortfall resulting from the inability of our cash from operations to fund our capital expenditures, meet our debt service requirements or otherwise fund our operations.

The following table summarizes our contractual obligations and commitments, excluding interest and commitments for programming, as of March 31, 2006, including periods in which the related payments are due (in thousands):

	Contractual Obligations
	Long-Term Debt	Operating Leases	Total
2006	$62,625	$2,300	$64,925
2007	83,500	1,943	85,443
2008	104,750	1,400	106,150
2009	1,517,500	1,025	1,518,525
2010	630,000	539	630,539
Thereafter	100,000	975	100,975
Total cash obligations	$2,498,375	$8,182	$2,506,557

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

Our revolving credit and term loan agreements bear interest at floating rates. Accordingly, we are exposed to potential losses related to changes in interest rates. In order to manage our exposure to interest rate risk, we enter into derivative financial instruments, typically interest rate swaps. The counter-parties to our swap agreements are major financial institutions. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

The aggregate fair market value and aggregate carrying value of our 9¾% and 10½% senior notes was $1.1 billion and $1.0 billion as of March 31, 2006. The fair market value of our credit facility borrowings approximates its carrying value as the credit facility borrowings bear interest at floating rates of interest. As of March 31, 2006 and December 31, 2005, the cost, if terminated, of our interest rate swap agreement was $4.0 million and $2.4 million and is reflected in our financial statements as an other non-current liability. Changes in the fair value of our interest rate derivative financial instruments are either recognized in income or in partners’ capital as a component of other comprehensive income depending on whether the derivative financial instruments qualify for hedge accounting.

Item 4.                        Controls and Procedures

Insight Midwest’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of March 31, 2006. Based upon that evaluation, its Chief Executive Officer and Chief Financial Officer concluded that (i) Insight Midwest’s disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (ii) Insight Midwest’s disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to Insight Midwest’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has not been any change in its internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Insight Capital’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of March 31, 2006. Based upon that evaluation, its Chief Executive Officer and Chief Financial Officer concluded that (i) Insight Capital’s disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (ii) Insight Capital’s disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to Insight Midwest’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has not been any change in its internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings

See Note 9 in Item 1 of PART I, Notes to Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2005.

Item 6. Exhibits

Exhibits:
31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer of Insight Midwest, L.P.
31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Financial Officer of Insight Midwest, L.P.
31.3	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer of Insight Capital, Inc.
31.4	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Financial Officer of Insight Capital, Inc.
32.1	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer of Insight Midwest, L.P.
32.2	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer of Insight Capital, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2006	INSIGHT MIDWEST, L.P.
	By:	/s/ JOHN ABBOT
John Abbot
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2006	INSIGHT CAPITAL, INC.
	By:	/s/ JOHN ABBOT
John Abbot
Executive Vice President and Chief Financial Officer (Principal Financial Officer)