Form 10-Q
period 2006-06-30
INSIGHT MIDWEST LP; INSIGHT CAPITAL INC
filed 2006-08-14
CIK 1110458, 1110456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

Commission file numbers	333-33540
333-33540-1

INSIGHT MIDWEST, L.P.
INSIGHT CAPITAL, INC.

(Exact name of registrants as specified in their charters)

Delaware	13-4079232
Delaware	13-4079679
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

810 7th Avenue
New York, New York	10019
(Address of principal executive offices)	(Zip code)

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

INSIGHT MIDWEST, LP
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30,	December 31,
	2006	2005
	(unaudited)
Assets
Cash and cash equivalents	$2,426	$24,853
Investments	5,219	4,701
Trade accounts receivable, net of allowance for doubtful accounts of $813 and $1,079 as of June 30, 2006 and December 31, 2005	24,824	27,233
Launch funds receivable	470	974
Prepaid expenses and other current assets	11,677	8,860
Total current assets	44,616	66,621
Fixed assets, net	1,121,244	1,107,571
Goodwill	14,684	14,684
Franchise costs	2,357,535	2,357,535
Deferred financing costs, net of accumulated amortization of $22,181 and $19,769 as of June 30, 2006 and December 31, 2005	17,502	19,910
Other non-current assets	2,145	1,582
Total assets	$3,557,726	$3,567,903
Liabilities and partners’ capital
Accounts payable	$42,003	$40,843
Accrued expenses and other current liabilities	39,560	38,535
Accrued property taxes	13,287	12,792
Accrued programming costs (inclusive of $30,245 and $29,878 due to related parties as of June 30, 2006 and December 31, 2005)	46,654	43,705
Deferred revenue	2,804	4,978
Interest payable	20,601	20,459
Debt—current portion	83,500	83,500
Due to affiliates	58,398	46,013
Total current liabilities	306,807	290,825
Deferred revenue	1,066	1,499
Debt	2,413,414	2,432,811
Other non-current liabilities	5,207	2,382
Partners’ capital:
Deferred stock compensation	(459)	(535)
Partners’ accumulated capital	831,691	840,921
Total partners’ capital	831,232	840,386
Total liabilities and partners’ capital	$3,557,726	$3,567,903

See accompanying notes

INSIGHT MIDWEST, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenue	$311,717	$279,278	$612,998	$548,605
Operating costs and expenses:
Programming and other operating costs (exclusive of depreciation and amortization) (inclusive of $44,257 and $87,338, and $39,176 and $80,675 of programming expense incurred through related parties for the three and six months ended June 30, 2006 and 2005)	112,483	92,325	222,738	191,098
Selling, general and administrative (inclusive of $38 and $76, and $0 and $0 of stock-based compensation for the three and six months ended June 30, 2006 and 2005)	74,647	59,588	146,783	117,016
Management fees	9,345	8,361	18,383	16,459
Depreciation and amortization	66,016	59,952	128,969	119,636
Total operating costs and expenses	262,491	220,226	516,873	444,209
Operating income	49,226	59,052	96,125	104,396
Other income (expense):
Interest expense	(53,689)	(49,763)	(106,052)	(98,104)
Interest income	154	565	667	670
Other income	89	599	30	691
Total other expense, net	(53,446)	(48,599)	(105,355)	(96,743)
Net income (loss)	$(4,220)	$10,453	$(9,230)	$7,653

See accompanying notes

INSIGHT MIDWEST, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2006	2005
Operating activities:
Net income (loss)	$(9,230)	$7,653
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	128,969	119,636
Stock-based compensation	76	—
Provision for losses on trade accounts receivable	7,026	8,220
Amortization of note discount	178	162
Gain on interest rate swaps	—	(812)
Changes in operating assets and liabilities:
Trade accounts receivable	(4,617)	(1,065)
Launch funds receivable	504	2,194
Prepaid expenses and other assets	(3,426)	(6,351)
Accounts payable	1,160	11,608
Interest payable	142	42
Accrued expenses and other liabilities	14,247	(6,114)
Net cash provided by operating activities	135,029	135,173
Investing activities:
Purchase of fixed assets	(140,687)	(90,112)
Sale of fixed assets	503	957
Purchase of investments	(518)	(1,307)
Net cash used in investing activities	(140,702)	(90,462)
Financing activities:
Repayment of credit facilities	(41,750)	(41,750)
Net proceeds from borrowings under credit facility	25,000	—
Other	(4)	—
Net cash used in financing activities	(16,754)	(41,750)
Net increase (decrease) in cash and cash equivalents	(22,427)	2,961
Cash and cash equivalents, beginning of period	24,853	72,476
Cash and cash equivalents, end of period	$2,426	$75,437

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

Through our wholly owned operating subsidiaries, Insight Communications Midwest, LLC (“Insight Communications Midwest”), Insight Communications of Central Ohio, LLC (“Insight Ohio”) and Insight Kentucky Partners II, L.P. (“Insight Kentucky”), we own and operate cable television systems in Indiana, Kentucky, Ohio, and Illinois which passed approximately 2.4 million homes and served approximately 1.3 million customers as of June 30, 2006.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006 or any other interim period.

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

Concurrently with the carriage agreement, we entered into an equity issuance agreement with Oxygen. The agreement calls for Oxygen to deliver to us shares having an aggregate fair market value as of December 31, 2005 of $3.8 million, and by December 1, 2006 deliver to us additional shares having an aggregate fair market value as of the December 31, 2005 valuation of $2.0 million. Pursuant to the equity issuance agreement, a portion of the monthly programming fees represent our equity investment in Oxygen. As of June 30, 2006 and December 31, 2005, our carrying value in this investment was $5.2 million and $4.7 million. We and Oxygen are currently in the process of negotiating the fair market value of Oxygen which will be used to determine the number of shares that we will receive. As of June 30, 2006, no shares have been delivered to us.

5. Fixed Assets

Fixed assets consisted of:

	June 30,	December 31,
	2006	2005
	(in thousands)
Land, buildings and improvements	$38,399	$36,768
Cable system equipment	2,502,964	2,365,956
Furniture, fixtures and office equipment	20,425	19,079
	2,561,788	2,421,803
Less: accumulated depreciation and amortization	(1,440,544)	(1,314,232)
Total fixed assets, net	$1,121,244	$1,107,571

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Fixed Assets (Continued)

We recorded depreciation expense of $64.8 million and $126.5 million for the three and six months ended June 30, 2006 and $58.8 million and $117.4 million for the three and six months ended June 30, 2005.

6. Debt

	June 30,	December 31,
	2006	2005
	(in thousands)
Note payable to Insight Inc.	$100,000	$100,000
Insight Midwest Holdings Credit Facility	1,387,500	1,404,250
Insight Midwest 9¾% Senior Notes	385,000	385,000
Insight Midwest 10½% Senior Notes	630,000	630,000
	2,502,500	2,519,250
Net unamortized discount/premium on notes	(379)	(557)
Market value of interest rate swaps	(5,207)	(2,382)
Total debt	$2,496,914	$2,516,311

Insight Midwest Holdings Credit Facility

Our wholly owned subsidiary, Insight Midwest Holdings, LLC, serves as borrower under a credit facility. Obligations under this credit facility are secured by a pledge of the outstanding equity interests of Insight Midwest Holdings and its subsidiaries. On March 28, 2002, we borrowed $100.0 million from Insight Inc. The loan bears annual interest of 9%, compounded semi-annually, has a scheduled maturity date of January 31, 2011 and permits prepayments. Insight Midwest Holdings is permitted under the credit facility to make distributions to us for the purpose of repaying this loan, including accrued interest, provided that there are no defaults existing under the credit facility. As of June 30, 2006 and December 31, 2005, the balance of the $100.0 million loan, including accrued interest, was $145.4 million and $139.1 million.

Debt Principal Payments

As of June 30, 2006, the remaining principal payments required on our debt were as follows (in thousands):

2006	$41,750
2007	83,500
2008	104,750
2009	1,542,500
2010	630,000
Thereafter	100,000
Total	$2,502,500

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Fair Value Hedges

In July 2003, we entered into three interest rate swap agreements whereby we swapped fixed rates under a tranche of our 10½% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 8.3%, on $185.0 million notional value of debt. These agreements expired on November 1, 2005. We recorded a gain on these swaps of $1.1 million and $812,000 for the three and six months ended June 30, 2005, which is included in other income.

In December 2003, we entered into an interest rate swap agreement whereby we swapped fixed rates under a different tranche of our 10½% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 5.9%, on $130.0 million notional value of debt. This agreement expires November 1, 2010. This swap has been determined to be perfectly effective in hedging against fluctuations in the fair value of the underlying debt. As such, changes in the fair value of the underlying debt equally offset changes in the value of the interest rate swap in our consolidated balance sheets. The cost, if terminated, of this swap as of June 30, 2006 and December 31, 2005 was $5.2 million and $2.4 million and has been recorded in other non-current liabilities and as an adjustment to the carrying value of debt.

8. Related Party Transactions

Programming

We purchase the majority of our programming through affiliates of Comcast Cable. Charges for such programming, including a 1½% administrative fee, were $44.3 million and $87.3 million for the three and six months ended June 30, 2006 and $39.2 million and $80.7 million for the three and six months ended June 30, 2005. As of June 30, 2006 and December 31, 2005, $30.2 million and $29.9 million of accrued programming costs were due to affiliates of Comcast Cable. We believe that the programming rates charged through these affiliates are lower than those available from independent parties.

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Related Party Transactions (Continued)

Insight Interactive

Effective November 17, 1999, Insight Cable Services entered into a Contribution Agreement with Source Media, Inc., providing for the creation of a joint venture, Insight Interactive LLC. Under the terms of the Contribution Agreement, Source Media contributed its Virtual Modem 2.5 software and the Interactive Channel products and services, including SourceGuide and LocalSource television content. On March 14, 2002, Insight Cable Services purchased the remaining 50% equity interest in Insight Interactive that it did not already own from Source Media. We are currently providing Insight Interactive’s services to customers in some of our systems. Fees for such services totaled $879,000 and $1.7 million for the three and six months ended June 30, 2006 and $649,000 and $1.4 million for the three and six months ended June 30, 2005.

Due To Affiliates

As of June 30, 2006 and December 31, 2005, we had amounts owed to Insight LP, our manager, primarily comprised of accrued interest related to our $100.0 million note payable to Insight Inc., incurred but unpaid management fees, calculated as approximately 3% of revenues, and other operational expenses.

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

INSIGHT CAPITAL, INC.

BALANCE SHEETS

(dollars in thousands, except share and per share amounts)

	June 30,	December 31,
	2006	2005
	(unaudited)
Assets
Cash	$1	$1
Deferred financing costs, net of accumulated amortization of $12,993 and $11,689 as of June 30, 2006 and December 31, 2005	9,788	11,092
Total assets	$9,789	$11,093

Liabilities and shareholder’s deficit
Accrued interest	$20,409	$20,409
Total current liabilities	20,409	20,409

Senior notes, to be paid by Insight Midwest, LP	1,014,621	1,014,443
Total liabilities	1,035,030	1,034,852

Shareholder’s deficit:
Common stock; $.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Paid-in-capital	1	1
In-substance allocation of proceeds related to senior notes to be paid by Insight Midwest	(479,772)	(531,616)
Accumulated deficit	(545,470)	(492,144)
Total shareholder’s deficit	(1,025,241)	(1,023,759)
Total liabilities and shareholder’s deficit	$9,789	$11,093

See accompanying notes

INSIGHT CAPITAL, INC.

STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands)

	Three months Ended June 30,		Six months Ended June 30,
	2006	2005	2006	2005
Expenses:
Amortization	$(652)	$(652)	$(1,304)	$(1,304)
Interest	(26,012)	(26,004)	(52,022)	(52,007)
Net loss	$(26,664)	$(26,656)	$(53,326)	$(53,311)

See accompanying notes

INSIGHT CAPITAL, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(53,326)	$(53,311)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accretion of discount on notes	178	163
Amortization	1,304	1,304
Interest expense assumed by affiliate	51,844	51,844
Net cash provided by operating activities	—	—
Net increase in cash	—	—
Cash, beginning of period	1	1
Cash, end of period	$1	$1

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

We do not u ndertake any obligation to publicly update or release any revisions to these forward-looking statements to reflect events or circumstances after the date that this report is filed with the SEC or to reflect the occurrence of unanticipated events, except as required by law.

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

The following table is derived from our consolidated financial statements that are included in this report and sets forth certain statement of operations data for our consolidated operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Revenue	$311,717	$279,278	$612,998	$548,605
Operating costs and expenses:
Programming and other operating costs	112,483	93,325	222,738	191,098
Selling, general and administrative	74,647	59,588	146,783	117,016
Management fees	9,345	8,361	18,383	16,459
Depreciation and amortization	66,016	59,952	128,969	119,636
Total operating costs and expenses	262,491	220,226	516,873	444,209
Operating income	49,226	59,052	96,125	104,396
Interest expense	53,689	49,763	106,052	98,104
Net income (loss)	(4,220)	10,453	(9,230)	7,653
Net cash provided by operating activities	47,720	63,246	135,029	135,173
Net cash used in investing activities	83,680	52,947	140,702	90,462
Net cash used in (provided by) financing activities	(4,125)	20,875	16,754	41,750
Capital expenditures	83,587	52,597	140,687	90,112

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

Reconciliation of Net Income (Loss) to Adjusted Operating Income before Depreciation and Amortization

The following table reconciles Net Income (Loss) to Adjusted Operating Income before Depreciation and Amortization. In addition, the table provides the components from Net Income (Loss) to Operating Income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Net Income (Loss)	$(4,220)	$10,453	$(9,230)	$7,653
Other (income) expense:
Other income	(89)	(599)	(30)	(691)
Interest income	(154)	(565)	(667)	(670)
Interest expense	53,689	49,763	106,052	98,104
Total other expense, net	53,446	48,599	105,355	96,743
Operating income	49,226	59,052	96,125	104,396
Depreciation and amortization	66,016	59,952	128,969	119,636
Stock-based compensation	38	—	76	—
Adjusted Operating Income before Depreciation and Amortization	$115,280	$119,004	$225,170	$224,032

Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow

The following table provides a reconciliation from net cash provided by operating activities to Free Cash Flow. In addition, the table provides the components from net cash provided by operating activities to operating income.

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005		2006	2005
	(in thousands)
Operating income	$49,226	$59,052		$96,125	$104,396
Depreciation and amortization	66,016	59,952		128,969	119,636
Stock-based compensation	38	—		76	—
Adjusted Operating Income before Depreciation and Amortization	115,280	119,004		225,170	224,032
Changes in working capital accounts(1)	8,824	(1,722)		9,330	3,259
Cash paid for interest	(76,384)	(54,036	)(2)	(99,471)	(92,118)
Net cash provided by operating activities	47,720	63,246		135,029	135,173
Capital expenditures	(83,587)	(52,597)		(140,687)	(90,112)
Free Cash Flow	$(35,867)	$10,649		$(5,658)	$45,061

(1)          Changes in working capital accounts are based on the net cash changes in current assets and current liabilities, excluding charges related to interest and taxes and other non-cash expenses.

(2)          Excludes bond interest payments due April 1, 2005 that were made on March 31, 2005. Had the payments been made on April 1, 2005, Free Cash Flow for the three months ended June 30, 2005 would have been ($9,427).

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenue for the three months ended June 30, 2006 totaled $311.7 million, an increase of 12% over the prior year, due primarily to customer gains in all services, as well as video rate increases. High-speed Internet service revenue increased 27% over the prior year, which was attributable to an increased customer base and was partially offset by lower average revenue per customer due to promotional discounts. We added a net 19,700 high-speed Internet customers during the quarter to end at 534,500 customers.

Basic cable service revenue increased 7% due to an increased customer base and video rate increases, partially offset by promotional discounts. Historically, we have experienced a seasonal decline in basic customers during the second quarter primarily as a result of students leaving the university communities we serve. In addition, digital service revenue increased 23% over the prior year due to an increased customer base. We added a net 11,700 digital customers during the quarter to end at 572,200 customers.

We are increasing customer growth and retention efforts by increasing spending on sales and marketing efforts, emphasizing bundling and enhancing and differentiating our video services by providing video-on-demand, high definition television and digital video recorders. We are also continuing to focus on improving custoomer satisfaction through higher service levels and increased education of product offerings.

Revenue by service offering was as follows for the three months ended June 30 (dollars in thousands):

	Revenue by Service Offering
	Three Months Ended June 30, 2006	% of Total Revenue	Three Months Ended June 30, 2005	% of Total Revenue	% Change in Revenue
Basic	$160,328	51.5%	$150,071	53.7%	6.8%
High-Speed Internet	58,616	18.8%	46,318	16.6%	26.6%
Digital	34,307	11.0%	27,838	10.0%	23.2%
Advertising	20,020	6.4%	19,749	7.1%	1.4%
Premium	13,852	4.4%	13,746	4.9%	0.8%
Telephone	12,528	4.0%	8,387	3.0%	49.4%
Franchise fees	7,384	2.4%	7,782	2.8%	-5.1%
Other	4,682	1.5%	5,387	1.9%	-13.1%
Total	$311,717	100.0%	$279,278	100.0%	11.6%

Total Customer Relationships were 1,375,100 as of June 30, 2006, an increase of 59,700 from 1,315,400 as of June 30, 2005. Total Customer Relationships represent the number of customers who receive one or more of our products (i.e., basic cable, high-speed Internet or telephone) without regard to which product they purchase. Total Revenue Generating Units (“RGUs”) which represent the sum of basic, digital, high-speed Internet and telephone customers, as of June 30, 2006 increased 15% as compared to June 30, 2005. RGUs by category were as follows (in thousands):

	June 30, 2006	June 30, 2005
Basic	1,302.4	1,257.2
Digital	572.2	460.8
High-Speed Internet	534.5	391.3
Telephone	107.2	73.5
Total RGUs	2,516.3	2,182.8

Average monthly revenue per basic customer was $79.65 for the three months ended June 30, 2006 compared to $73.63 for the three months ended June 30, 2005. This primarily reflects the continued growth of high-speed Internet and digital product offerings in all markets, as well as video rate increases.

Programming and other operating costs increased $20.2 million, or 22%. Increases in customers and substantial increases in programming rates were significant drivers of the cost increase for the three months ended June 30, 2006. For the three months ended June 30, 2005 our programming costs reflected certain programming credits. These credits resulted from favorable resolution of pricing negotiations related to certain prior period programming costs that were accrued at a higher rate than the amount actually paid. Programming credits for the three months ended June 30, 2006, were significantly lower, causing our overall programming cost increases to be greater. In addition, direct operating costs increased due to an increase in our high-speed Internet service costs as we continued to transition our Internet services in-house. Other operating costs increased primarily as a result of increases in repair, maintenance and warranty costs; an increase in taxes due to a change in the tax law in Kentucky; and an increase in installation labor due to increased customer activity.

Selling, general and administrative expenses increased $15.1 million, or 25%, primarily due to increased payroll, payroll related costs and temporary help associated with an increase in the number of employees and salary increases for existing employees. Marketing expenses increased over the prior year to support the continued rollout of high-speed Internet, digital and telephone products, and to grow our core video customer base. Professional fees also increased due to increased legal activity for the three months ended June 30, 2006.

Management fees increased $900,000 or 12% to $9.3 million for the three months ended June 30, 2006 from $8.4 million for the three months ended June 30, 2005. Management fees, equal to approximately 3% of revenues, are paid to Insight LP.

Depreciation and amortization expense increased $6.1 million or 10% primarily as a result of additional capital expenditures through June 30, 2006. These expenditures were primarily for purchases of customer premise equipment, installation materials, capitalized labor, headend equipment and network extensions, all of which we consider necessary in order to continue to maintain and grow our customer base and expand our service offerings. Partially offsetting this increase was a decrease in depreciation expense related to certain assets that have become fully depreciated since June 30, 2005.

As a result of the factors discussed above, Adjusted Operating Income before Depreciation and Amortization decreased $3.7 million to $115.3 million, a decrease of 3% over the prior year’s second quarter.

Interest expense increased $3.9 million, or 8%, due to higher interest rates, which averaged 8.6% for the three months ended June 30, 2006, as compared to 7.8% for the three months ended June 30, 2005.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenue for the six months ended June 30, 2006 totaled $613.0 million, an increase of 12% over the prior year, due primarily to customer gains in all services, as well as video rate increases. High-speed Internet service revenue increased 30% over the prior year, which was attributable to an increased customer base and was partially offset by lower average revenue per customer due to promotional discounts. We added a net 64,100 high-speed Internet customers during the six months ended June 30, 2006 to end at 534,500 customers.

Basic cable service revenue increased 7% due to an increased customer base and video rate increases, partially offset by promotional discounts. In addition, digital service revenue increased 21% over the prior year due to an increased customer base. We added a net 53,400 digital customers during the six months ended June 30, 2006 to end at 572,200 customers.

Revenue by service offering was as follows for the six months ended June 30 (dollars in thousands):

	Revenue by Service Offering
	Six Months Ended June 30, 2006	% of Total Revenue	Six Months Ended June 30, 2005	% of Total Revenue	% Change in Revenue
Basic	$318,535	52.0%	$297,703	54.3%	7.0%
High-Speed Internet	115,113	18.8%	88,431	16.1%	30.2%
Digital	66,030	10.8%	54,599	10.0%	20.9%
Advertising	37,717	6.2%	36,737	6.7%	2.7%
Premium	27,246	4.4%	28,090	5.1%	-3.0%
Telephone	23,883	3.9%	16,119	2.9%	48.2%
Franchise fees	14,738	2.4%	15,202	2.8%	-3.1%
Other	9,736	1.5%	11,724	2.1%	-17.0%
Total	$612,998	100.0%	$548,605	100.0%	11.7%

Average monthly revenue per basic customer was $78.77 for the six months ended June 30, 2006 compared to $72.16 for the six months ended June 30, 2005. This primarily reflects the continued growth of high-speed Internet and digital product offerings in all markets, as well as video rate increases.

Programming and other operating costs increased $31.6 million, or 17%. Increases in customers and substantial increases in programming rates were significant drivers of the cost increase for the six months ended June 30, 2006. In addition, direct operating costs increased due to an increase in our high-speed Internet service costs. This increase is primarily attributable to the growth in our high-speed Internet customer base and the payment of contractually obligated and other one-time transition costs to bring Internet services in-house. Other operating costs increased primarily as a result of increases in repair, maintenance and warranty costs; an increase in taxes due to a change in the tax law in Kentucky; and an increase in installation labor due to increased customer activity.

Selling, general and administrative expenses increased $29.8 million, or 25%, primarily due to increased payroll, payroll related costs, temporary help and travel and entertainment expenses associated with an increase in the number of employees and salary increases for existing employees. Marketing expenses increased over the prior year to support the continued rollout of high-speed Internet, digital and telephone products, and to grow our core video customer base. Professional fees also increased due to increased legal activity for the six months ended June 30, 2006. Billing and credit card fees also increased due to increased customer and revenue growth.

Management fees increased $1.9 million or 12% to $18.4 million for the six months ended June 30, 2006 from $16.5 million for the six months ended June 30, 2005. Management fees, equal to approximately 3% of revenues, are paid to Insight LP.

Depreciation and amortization expense increased $9.3 million or 8% primarily as a result of additional capital expenditures through June 30, 2006. These expenditures were primarily for purchases of customer premise equipment, installation materials, capitalized labor, headend equipment and network extensions, all of which we consider necessary in order to continue to maintain and grow our customer base and expand our service offerings. Partially offsetting this increase was a decrease in depreciation expense related to certain assets that have become fully depreciated since June 30, 2005.

As a result of the factors discussed above, Adjusted Operating Income before Depreciation and Amortization increased $1.1 million to $225.2 million, an increase of 1%.

Interest expense increased $7.9 million, or 8%, due to higher interest rates, which averaged 8.5% for the six months ended June 30, 2006, as compared to 7.6% for the six months ended June 30, 2005.

Liquidity and Capital Resources

Our business requires cash for operations, debt service and capital expenditures. The cable television business has substantial ongoing capital requirements for the construction, expansion and maintenance of its broadband networks and provision of new services. In the past, expenditures have been made for various purposes, including the upgrade of the existing cable network, and will continue to be made for network extensions, installation of new services, customer premise equipment (e.g., set-top boxes), deployment of new product and service offerings, and, to a lesser extent, network upgrades. Historically, we have been able to meet our cash requirements with cash flow from operations, borrowings under our credit facilities and issuances of private and public debt and equity.

Cash provided by operations for the six months ended June 30, 2006 and 2005 was $135.0 million and $135.2 million. This slight decrease was attributable to the increase in our net loss almost entirely offset by the timing of cash receipts and payments related to our working capital accounts.

Cash used in investing activities for the six months ended June 30, 2006 and 2005 was $140.7 million and $90.5 million. The increase primarily was due to increases in capital expenditures. For the six months ended June 30, 2006 and 2005, we spent $140.7 million and $90.1 million in capital expenditures. These expenditures principally constituted purchases of customer premise equipment, capitalized labor, installation materials, headend equipment and system upgrades and rebuilds, all of which are necessary to maintain our existing network, grow our customer base and expand our service offerings.

Cash used in financing activities for the six months ended June 30, 2006 and 2005 was $16.8 million and $41.8 million. The decrease was due to $25.0 million in net proceeds from borrowings under the Midwest Holdings credit facility for the three months ended June 30, 2006.

Free Cash Flow for the six months ended June 30, 2006 totaled ($5.7) million compared to $45.1 million for the six months ended June 30, 2005. The decrease in Free Cash Flow from June 30, 2005 to June 30, 2006 of $50.8 million was primarily driven by the following:

•       A $50.5 million increase in capital expenditures; and

•       A $7.4 million increase in cash interest expense paid primarily driven by an increase in interest rates.

These uses of cash were offset by:

•       A $9.3 million source of Free Cash Flow for the six months ended June 30, 2006 compared to a $3.3 million source for the six months ended June 30, 2005 from changes in working capital accounts; and

•       A $1.1 million increase in Adjusted Operating Income before Depreciation and Amortization.

We have a substantial amount of debt. Our high level of debt could have important consequences for you. Our principal source of cash we need to pay our obligations and to repay the principal amount of our debt obligations is the cash that our subsidiaries generate from their operations and their borrowings.   We believe that the Insight Midwest Holdings credit facility, cash on-hand and our cash flow from operations are sufficient to support our current operating plan. We had the ability to draw upon $231.4 million of unused availability under the Insight Midwest Holdings credit facility as of June 30, 2006 to fund any shortfall resulting from the inability of Insight Midwest’s cash from operations to fund its capital expenditures, meet its debt service requirements, including mandatory redemptions, or otherwise fund its operations.

The following table summarizes our contractual obligations and commitments, excluding interest and commitments for programming, as of June 30, 2006 (in thousands):

	Contractual Obligations
	Long-Term Debt	Operating Leases	Total
2006	$41,750	$1,644	$43,394
2007	83,500	2,075	85,575
2008	104,750	1,531	106,281
2009	1,542,500	1,151	1,543,651
2010	630,000	622	630,622
Thereafter	100,000	1,408	101,408
Total cash obligations	$2,502,500	$8,431	$2,510,931

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

The aggregate fair market value and aggregate carrying value of our 9¾% and 10½% senior notes was $1.1 billion and $1.0 billion as of June 30, 2006. The fair market value of our credit facility borrowings approximates its carrying value as the credit facility borrowings bear interest at floating rates of interest. As of June 30, 2006 and December 31, 2005, the cost, if terminated, of our interest rate swap agreements was approximately $5.2 million and $2.4 million and is reflected in our financial statements as an other non-current liability.

Item 4. Controls and Procedures

Insight Midwest’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of June 30, 2006. Based upon that evaluation, its Chief Executive Officer and Chief Financial Officer concluded that (i) Insight Midwest’s disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (ii) Insight Midwest’s disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to Insight Midwest’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has not been any change in its internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Insight Capital’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of June 30, 2006. Based upon that evaluation, its Chief Executive Officer and Chief Financial Officer concluded that (i) Insight Capital’s disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (ii) Insight Capital’s disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to Insight Capital’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has not been any change in its internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Date: August 14, 2006	INSIGHT MIDWEST, L.P.
	By:	/s/ JOHN ABBOT
John Abbot
Executive Vice President and Chief
Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2006	INSIGHT CAPITAL, INC.
	By:	/s/ JOHN ABBOT
John Abbot
Executive Vice President and Chief
Financial Officer
(Principal Financial Officer)