Form 10-K
period 2006-12-31
INSIGHT MIDWEST LP; INSIGHT CAPITAL INC
filed 2007-03-29
CIK 1110458, 1110456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006

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

Indicate by check mark whether each registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☒

(Note: As a voluntary filer, not subject to the filing requirements, the registrants filed all reports under Section 13 or 15(d) of the Exchange Act during the preceding 12 months.)

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This annual report on Form 10-K contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of our company, including, without limitation, statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions. We believe it is important to communicate management’s expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors listed in this annual report under Item 1A, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, operating results and financial condition. Examples of these risks include:

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

Our Manager

Our manager, Insight Communications Company, Inc., is the ninth largest cable operator in the United States based on customers served. As of December 31, 2006, Insight Communications had over 1.4 million customer relationships. Insight Communications’ customers are concentrated in the four contiguous states of Indiana, Kentucky, Illinois and Ohio. Our manager offers its customers bundled, state-of-the-art video, voice and data services, including high-definition television, digital video recorders, video-on-demand, subscription video-on-demand, two tiers of high-speed Internet access service, and voice telephony.

Insight Midwest

We are a limited partnership owned 50% by our manager and 50% by an indirect subsidiary of Comcast Cable Holdings, LLC, which is a subsidiary of Comcast Corporation, the largest cable operator in the United States. Our partnership agreement provides that  either partner has the right to commence a split-up process with respect to the partnership by giving notice to the other partner. To date, neither partner has delivered such notice.

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

Strategy

Our strategy is to be a full-service provider of entertainment, information and communications services. This strategy is centered on offering attractive products and services that will be valued by our customers, and providing the highest level of customer service. We focus on building strong relationships within the communities in which we operate. We believe that our local presence and relationships with our communities and customers distinguishes us from our competitors and results in higher customer satisfaction. In addition, we intend to continue to leverage the capacity and capability of our upgraded broadband network to develop new and enhanced products and services for our customers.

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

Focus on operating large, tightly-grouped clusters of cable systems in markets with attractive demographic profiles

In addition to its geographic concentration, our communications network is tightly-grouped, or “clustered”. As a result, the amount of capital necessary to deploy new and enhanced products and services is significantly reduced on a per home basis. We believe that the highly clustered nature of our systems also enables us to more efficiently deploy our marketing dollars and maximizes our ability to enhance customer awareness, increase use of our products and services and build brand support.

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

Leverage advanced broadband network to offer bundled services and introduce new and enhanced products

Our advanced broadband network provides significant capacity and the flexibility to offer our customers an array of products and services. The capacity of a cable system to offer products and services is determined by its bandwidth. As of December 31, 2006, we estimate that over 98% of our customers were passed by our upgraded network, with a bandwidth capacity of 750 megahertz (MHz) or greater. At the end of 2006, digital cable was available to 95% of basic customers passed by our broadband network, high-speed Internet was available to 99% of homes passed and telephone service was available to 56% of homes passed.

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

As of December 31, 2006, our systems were comprised of approximately 31,300 network miles serving over 1.3 million basic video customers and passing approximately 2.5 million homes resulting in a density of approximately 79 homes per mile. As of that date, our systems were made up of an aggregate of 23 headends. As of December 31, 2006, we estimate that approximately 98% of our customers were passed by our upgraded network.

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

Products and Services

We offer our customers a full array of traditional cable television services and programming offerings. We tailor both our basic line-up and our additional channel offerings to each regional system in response to demographics, programming preferences, competition and local regulation. We offer a basic level of service which includes up to 33 channels of television programming. As of December 31, 2006, approximately 91% of our basic customers chose to pay an additional amount to receive additional channels under our “Classic” or “expanded” service.

As network upgrades were activated, we deployed new and enhanced products and services in substantially all of our markets, including interactive digital video and high-speed Internet services. In addition, we are offering telephone services to our customers in a majority of our markets.

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

Interactive Digital Video

The implementation of interactive digital technology significantly enhances and expands the video and service offerings we provide to our customers. Because of the significantly increased bandwidth and two-way transmission capability of our state-of-the-art technical platform, we have designed a more extensive digital product that is rich in attractive features and provides customers with a high degree of interactive capability. Our interactive digital service is designed to exploit the advantages of a broadband network using the existing generation of set-top devices.

We are packaging our digital service under the “Insight Digital” brand, which includes the following features:

•                    a digital set-top box and remote control

•                    a 40-channel digital audio music service

•                    an interactive program guide for all analog and digital channels and video-on-demand programming

•                    access to a significant number of additional programming channels in various packages sold for an additional charge

•                    access to extensive video-on-demand programming, including movies and free programming from a number of cable networks

•                    access to high-definition programming content from local broadcasters and certain cable programmers (which may require an upgrade to a high-definition digital set-top box and an additional charge for certain programming)

•                    digital video recorder capability (which requires an upgrade to a digital video recorder set-top box and an additional charge)

•                    access to multichannel premium services, including in many cases subscription video-on-demand, for customers who separately subscribe to premium channels such as HBO and Showtime

In the fall of 2006, we launched “Insight Digital 2.0,” the first in a planned series of upgrades to our Insight Digital service. This upgrade introduced a comprehensive theme-based lineup of digital channels, organizing channels in a manner that makes it easier for customers to find what they want to watch. Grouping channels with the same theme also introduces our customers to new channels they may not have previously noticed and allows customers to recognize the robust nature of our digital offering. As part of the upgrade, we added a significant number of new digital channels in newly repackaged digital programming offerings.

We offer a high-definition programming service consisting of broadcast networks and premium channels. We expanded our offering of high-definition premium channels in connection with our launch of Insight Digital 2.0. Digital customers with high-definition television (HDTV) sets can receive any high-definition programming that is available from local broadcasters. HDTV customers who have HBO or Showtime would receive any HDTV programs available from these networks as well. We believe that offering HDTV programming from local broadcasters puts us in a favorable competitive position with the direct broadcast satellite television distributors which have limited HDTV programming due to capacity restrictions.

For an additional monthly charge over our Insight Digital price, we offer a single digital set-top box which integrates our existing HDTV programming and video-on-demand services with a new digital video recorder (DVR) service. These advanced services are supported by Gemstar-TV Guide’s interactive program guide.

Our digital customers are served by a video-on-demand (VOD) infrastructure provided by SeaChange International, Inc. Customers receive the movies electronically over the network and have full VCR functionality, including pause, play, fast forward and rewind. The movies are delivered with a high quality digital picture and digital sound. Our video-on-demand product is designed to provide movies at prices comparable to those charged for videotape rentals, pay-per-view and near video-on-demand movies, but with far greater convenience and functionality. Additionally, customers who subscribe to premium services, such as HBO and Showtime, can access selected movies and original programming from these networks at no additional cost to their regular monthly premium channel fee utilizing our video-on-demand system. Insight’s video-on-demand system also provides free content from certain cable networks including the NFL Network, Food Network, DIY Network and the National Geographic Channel to any digital customer with VOD access. As part of the upgrade of our digital service to Insight Digital 2.0, we added a significant number of new video-on-demand titles, many of which are free. As of December 31, 2006, digital service was available to 95% of basic customers passed by our broadband network, with nearly 100% of our digital customer base having access to video-on-demand services.

High-Speed Internet

We offer high-speed Internet service for all of our upgraded systems through our own regional network branded “Insight Broadband,” except for our Columbus, Ohio system, which utilizes the RoadRunner service. During the second quarter of 2006, we undertook an upgrade of our Internet service which required us to migrate all of our Insight Broadband customers to a new, in-house network. In connection with the transition, we have acquired and established our own technical platform to independently provision new customers, manage IP addresses, provide e-mail and personal web pages, as well as manage IP transit and peering with other Internet service providers. This transition has enabled us to more efficiently provision and manage our Internet service and deliver a more reliable product with enhanced features and functions to our customers.  As of December 31, 2006, high-speed Internet services were available to approximately 2.4 million of our homes passed and served approximately 611,200 of our customers.

The broad bandwidth of our cable network enables data to be transmitted significantly faster than traditional telephone-based modem technologies, and the cable connection does not interfere with normal telephone activity or usage. For example, cable’s on-line customers can download large files from the Internet in a fraction of the time it takes when using any widely available telephone modem technology. Moreover, surfing the Internet on a high-speed network removes the long delays for Web pages to fully appear on the computer screen, allowing the experience to more closely approximate the responsiveness of changing channels on a television set. In addition, the cable modem is always on and does not require the customer to dial into an Internet service provider and await authorization. In November 2006, Insight Broadband was enhanced to deliver downstream speeds of up to ten megabits per second and upstream speeds of up to one megabit per second. We have rebranded our service to reflect the enhanced speed as “Insight Broadband 10.0.”

Telephone Services

Under the “Insight Phone” and “Insight Phone 2.0” brands, as of December 31, 2006, telephone services were available in a majority of our markets, with a total of approximately 1,392,700 marketable homes passed, and approximately 123,400 customers. Our telephone services enable us to offer our customers a bundle of video, high-speed data and voice services. With our telephone offerings, we provide unlimited local and long distance calling as well as popular calling features such as voice mail, caller ID, *69, call waiting, three-way calling and call forwarding.

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

Recognizing the opportunities presented by newly available products and services and favorable changes in the regulatory environment, Insight Communications executed a series of asset swaps, acquisitions and entered into several joint ventures that resulted in its current composition. The largest of these transactions were the 50/50 joint ventures formed with Comcast Cable (formerly known as AT&T Broadband) and its affiliates in October 1998 with respect to the Indiana systems, in October 1999 with respect to the Kentucky systems and on January 5, 2001 with respect to the Illinois systems. As of December 31, 1997, Insight Communications’ systems had approximately 180,000 customers with the two largest concentrations in Utah and Indiana, which together represented less than half of its customers. Insight Communications believes that it has successfully transformed its assets so that it currently owns, operates and manages a cable television network with over 1.4 million customer relationships, all of which are clustered in the contiguous states of Indiana, Kentucky, Illinois and Ohio. Insight Communications’ current assets are reflective of its strategy to own systems that have high ratios of customers to headends.

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

Our Systems

As of December 31, 2006, we had over 1.4 million customer relationships. Our customers are concentrated in the four contiguous states of Indiana, Kentucky, Illinois and Ohio. Our systems form three regional clusters: the East Region, the West Region and the South Region. We are the largest operator of cable systems in Kentucky and the second-largest in both Indiana and Illinois.

We are able to realize significant operational synergies due to the size of the clusters in these states and the geographic proximity of all of our systems. In all of our systems, we have substantially completed upgrading our system infrastructure to enable us to deliver new technologies, products and services to provide our customers with greater value and choices in the face of growing competition. As network upgrades were activated, we deployed new and enhanced products and services in substantially all of our markets, including interactive digital video and high-speed Internet services. In addition, we are offering telephone services to our customers in a majority of our markets.

Our highly clustered systems enable us to (a) more efficiently invest our marketing dollars and maximize our brand awareness, (b) more economically introduce new and enhanced services, (c) more effectively manage our operations; and (d) reduce our overall operating and maintenance costs as a result of our ability to deploy fiber and reduce the number of headends we use throughout our systems. As a result, we believe we are able to achieve improved operating performance on both a combined and system-wide basis. Our relationship with Comcast Cable provides us with substantial purchasing economies for both our programming and hardware needs.

The East Region

As of December 31, 2006, the East Region passed approximately 854,400 homes and served approximately 436,100 customers. The East Region, comprised of systems located within the States of Indiana, Kentucky and Ohio, is organized in six management districts:

The Central District

As of December 31, 2006, the Central District passed approximately 151,500 homes and served approximately 82,500 customers, principally in the community of Bloomington. The City of Bloomington, located 45 miles south of Indianapolis, is the home of Indiana University. Besides the University, major employers include Baxter Pharmaceutical, Bloomington Hospital, Cook Incorporated and General Electric.

The Southwest District

As of December 31, 2006, the Southwest District passed approximately 130,100 homes and served approximately 61,000 customers, principally in the communities of Evansville, Boonville, Mt. Vernon, Princeton and Jasper, Indiana, as well as Henderson, Kentucky. Major employers include Alcoa, Whirlpool and Bristol-Myers Squibb.

WideOpenWest overbuilds our cable network in the City of Evansville, providing cable television, high-speed Internet and telephone services in the City of Evansville and neighboring areas.

The Lexington District

As of December 31, 2006, the Lexington District passed approximately 147,700 homes and served approximately 87,200 customers from a single headend. Lexington is Kentucky’s second largest city, located in the central part of the state. Major employers in the Lexington area include the University of Kentucky, Toyota and Lexmark International.

The Northern Kentucky District

As of December 31, 2006, the Northern Kentucky District passed approximately 160,000 homes and served approximately 85,000 customers from a single headend primarily in the City of Edgewood. Covington is Kentucky’s fifth largest city. Major employers in the Covington area include Delta Airlines, Toyota, Citicorp, Ashland, Inc., Fidelity Investments, BICC General Cable Corporation, Omnicare, COMAIR, Levis Strauss, Gap, Inc., Mazak Corp., R.A. Jones, Inc. and Ticona.

The Bowling Green District

As of December 31, 2006, the Bowling Green District passed approximately 40,200 homes and served approximately 26,000 customers from a single headend. Bowling Green is located 120 miles south of Louisville, 110 miles southwest of Lexington and 70 miles north of Nashville, Tennessee. Bowling Green is the fourth largest city in Kentucky and is the home of Western Kentucky University. Major employers in the Bowling Green area include General Motors, Fruit of the Loom, Commonwealth Health Corporation, DESA International and Houchens Industries.

The Columbus District

As of December 31, 2006, the Columbus District passed approximately 224,900 homes and served approximately 94,400 customers from a single headend. The District serves the eastern portion of the City of Columbus and adjacent suburban communities within eastern Franklin County and the contiguous counties of Delaware, Licking, Fairfield and Pickaway. The City of Columbus is the 34th largest designated market area, the capital of Ohio and the home of Ohio State University. In addition to the state government and university, the Columbus economy is well diversified with the significant presence of prominent companies such as The Limited, Merck, Wendy’s, Nationwide Insurance, JP Morgan Chase Bank and Worthington Industries. In addition, the Columbus District provides exclusive local sports and entertainment programming, featuring a variety of sporting events from area high schools and the Ohio State University to Columbus Clippers baseball and Columbus Crew major league soccer.

In 1996, Ameritech obtained a citywide cable television franchise for the City of Columbus and most other suburban communities in Franklin County. WideOpenWest acquired the assets of Ameritech in December 2001, and has built its system, both in our service area and in the Time Warner service area on the west side of Columbus.

The West Region

As of December 31, 2006, the West Region passed approximately 1,041,400 homes and served approximately 601,000 customers. The West Region, comprised of systems located within the States of Indiana and Illinois, is organized in seven management districts:

The Northwest District

As of December 31, 2006, the Northwest District passed approximately 110,200 homes and served approximately 69,500 customers, principally in the communities of Lafayette and Kokomo. The City of Lafayette is the home of Purdue University. Besides Purdue University, major employers for Lafayette and

Kokomo include Eli Lilly, Subaru, Caterpillar, Great Lakes Chemical, Lafayette Life Insurance, Delphi Electronics and Chrysler.

The Northeast District

As of December 31, 2006, the Northeast District passed approximately 215,400 homes and served approximately 119,700 customers in Richmond as well as in the suburban communities near Indianapolis, including Noblesville, and extending north to Anderson and east to Richmond, Indiana. Indianapolis is the state capital of Indiana and is the twelfth largest city in the United States. Major employers include General Motors, Eli Lilly, Sallie Mae, Roche, Bridgestone/Firestone and Anderson University.

The Northern Illinois District

As of December 31, 2006, the Northern Illinois District, which is comprised of Rockford and Dixon, Illinois, passed approximately 210,200 homes and served approximately 118,800 customers. Rockford is Illinois’ second largest city. Major employers in the Rockford metropolitan area include Chrysler Corporation, Rockford Health System, Sundstrand Corporation and Swedish American Health Systems. Dixon customers are principally in the communities of Rock Falls, Peru and Dixon. Dixon is located in the north/central part of the State of Illinois. Major employers in the Dixon area include the State of Illinois, Raynor Manufacturing Company and Borg Warner Automotive.

The Peoria District

As of December 31, 2006, the Peoria District passed approximately 209,200 homes and served approximately 126,500 customers, principally in the communities of Bloomington and Peoria, Illinois. Bloomington is located in the north central part of the state. The Bloomington system is home to Illinois State University with close to 20,500 students and Illinois Wesleyan University with over 2,100 students. The major employers in Bloomington are State Farm Insurance and Mitsubishi Motor Company of America. Peoria is the fifth largest city in Illinois, located in the north central part of the state. The Peoria system is home to Bradley University. Major employers in the Peoria area include the world headquarters of Caterpillar. Peoria is the regional medical center in the State of Illinois outside Chicago. With the University of Illinois College of Medicine and four recognized hospitals within the city limits, Peoria ranks high on the list of those cities offering superior health care.

The Springfield District

As of December 31, 2006, the Springfield District passed approximately 148,400 homes and served approximately 88,300 customers, principally in the communities of Decatur and Springfield. Springfield is the capital of Illinois and the sixth largest city in the state, located in the central part of the state. The major employer in the Springfield area is the State of Illinois.

The Quincy District

As of December 31, 2006, the Quincy District passed approximately 45,400 homes and served approximately 24,200 customers. spread out over a rural four-county area in far Western Illinois, including Canton and Macomb. Quincy major employers include Harris Broadcast Corporation, ADM Corporation, Knapheide, Blessing Hospital and Quincy University. Macomb is the home of Western Illinois University with about 12,000 students. Other major employers in Macomb include NTN Bower, McDonough District Hospital and Pella. Canton has one major employer, Graham Hospital, and is a bedroom community to Peoria, Illinois.

The Champaign District

As of December 31, 2006, the Champaign District passed approximately 102,600 homes and served approximately 54,000 customers. Champaign/Urbana is located in the eastern central part of the state. The Champaign District is home to the University of Illinois with approximately 43,000 students. Major employers in the Champaign and Urbana areas include the University of Illinois, Kraft Foods and the Carle Clinic Association.

The South Region

As of December 31, 2006, the South Region passed approximately 569,400 homes and served approximately 285,700 customers, principally in the City of Louisville, Kentucky. This region includes approximately 95,400 homes passed and approximately 43,700 customers served by the Scottsburg, Jeffersonville and New Albany, Indiana systems which are operated by the management of the Louisville, Kentucky system. Louisville is the 16th largest city in the United States and is Kentucky’s largest city. It is located in the northern region of the state, bordering Indiana. Louisville is located within a day’s drive of nearly 50% of the United States population, which makes it an important crossroads for trade and business. Major employers in the Louisville metropolitan area include Humana, UPS, General Electric and Ford.

Sales and Marketing

Our strategy is to improve customer satisfaction and reduce churn in addition to selling video, high-speed Internet and telephone services to our customers and potential customers, thereby increasing market share. Customers who purchase more than one service may, in some cases, be eligible for a bundled discount. We regularly use targeted campaigns to sell the appropriate services to both our existing and our potential customer base. Our customer service representatives are trained and given the support to use their daily contacts with customers as opportunities to sell them additional services.

Due to the nature of the communities we serve, we are able to market our services in ways not typically used by urban cable operators. We can market products and services to our customers at our local offices where many of our customers pay their monthly cable bills in person. Examples of our in-store marketing include the promotion of premium services as well as point-of-purchase demonstrations that will allow customers to experience our high-speed Internet service and interactive digital products. We aggressively promote our services utilizing both broad and targeted marketing tactics, including outdoor billboards, retail partnerships, including Best Buy and H.H. Gregg, direct mail, cross-channel promotion, print and broadcast. We also employ other marketing tactics such as door-to-door sales and outbound marketing.

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

Programming Suppliers

Most cable companies purchase their programming product directly from the program networks by entering into a contractual relationship with the program supplier. The vast majority of these program suppliers offer the cable operator license fee rate cards with size-based volume discounts and other financial incentives, such as launch and marketing support.

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

We provide ongoing support for Cable in the Classroom, an industry initiative that earns recognition both locally and nationally for its efforts in furthering the education of students. We further underscore our commitment to education by offering high-speed Internet access to accredited schools in our service area, building upon the cable industry’s pledge to provide free high-speed Internet access to eligible local schools and public libraries. We offer students and teachers the resources of broadband content and robust cable programming to enrich the learning experience.

One of the advantages a local cable operator has over nationally distributed competitors is its ability to develop local programming. To further strengthen community relations and differentiate us from direct broadcast satellite television systems and other multichannel video providers, we provide locally produced and oriented programming. Several of our systems have full production capabilities, with in-house and/or studios to create local content. We offer a broad range of local programming alternatives, including community information, local government proceedings and local specialty interest shows. In some of our markets, we are the exclusive broadcaster of local college and high school sporting events, which we believe provides unique programming and builds customer loyalty. We believe that our emphasis on local programming creates significant opportunities for increased advertising revenues.

Franchises

Cable television systems are constructed and operated under fixed-term non-exclusive franchises or other types of operating authorizations that are granted by either local governmental or centralized state authorities. These franchises typically contain many conditions, such as:

•                    Time limitations on commencement and completion of construction of the cable network;

•                    Conditions of service, including the number of channels, the provision of free service to schools and other public institutions;

•                    The maintenance of insurance and indemnity bonds; and

•                    The payment of fees to communities.

As of December 31, 2006, we held authorizations to provide cable service to 547 local governmental entities in the aggregate, consisting of 201 in Indiana, 192 in Kentucky, 125 in Illinois and 29 in Ohio. Many of these authorizations require the payment of fees to a designated authority of 3% to 5% of gross revenues, as defined by each authorization, from the related local government area. We operate our Indiana cable television systems pursuant to authorization under a state-issued franchise.

The Communications Act of 1934 prohibits franchising authorities from imposing annual franchise fees in excess of 5% of gross annual revenues from the provision of cable services and also permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances that render performance commercially impracticable.

The following table summarizes information relating to the year of expiration of our franchises, as of December 31, 2006:

Year of Franchise Expiration	Number of Franchises	Percentage of Total Franchises	Estimated Number of Basic Customers	Percentage Total Basic Customers Under Franchises
Expired*	91	26.2%	195,502	26.6%
2007	8	2.3%	89,919	12.2%
2008	19	5.4%	26,496	3.6%
2009	29	8.4%	90,295	12.3%
2010	35	10.1%	56,969	7.7%
After 2010	165	47.6%	276,867	37.6%

*                    Such franchises are operated on a month-to-month basis and are in the process of being renewed. The foregoing table excludes our authorization issued pursuant to the Indiana state-issued franchise because such authorization is not limited to a fixed term.

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

Congress has enacted legislation and the FCC has adopted regulatory policies providing a more favorable operating environment for new and existing technologies, in particular direct broadcast satellite television system operators, that continue to provide increased competition to cable systems. Congress has also enacted legislation which permits direct broadcast satellite companies to retransmit local television signals, eliminating one of the objections of consumers about switching to satellites. Moreover, the FCC recently adopted rules that limit the ability of local franchising authorities to impose certain “unreasonable” requirements, such as public, governmental and educational access, institutional networks and build-out requirements, when issuing competitive franchises. These rules effectively permit competitors with existing authority to use the rights-of-ways to begin operation of cable systems no later than 90 days, and all others 180 days, after filing a franchise application and preempt conflicting existing local laws, regulations and requirements including level-playing field provisions.

The 1996 Telecom Act contains provisions designed to encourage local exchange telephone companies and others to provide a wide variety of video services competitive with services provided by cable systems. Local exchange telephone companies in various states have either announced plans, obtained local franchise authorizations or are currently competing with our cable communications systems. Certain telephone companies are carrying out announced plans to deploy broadband services, including video programming services, using a switched Internet protocol platform or other technologies in some cases designed to avoid certain regulatory burdens imposed on our business. Legislation recently passed in several states, including Indiana, and similar legislation is pending, or has been proposed in certain other states and in Congress, that would allow local telephone companies to deliver services in competition with our cable service, without obtaining equivalent local franchises. Such a legislatively granted advantage to our competitors could adversely affect our business. Indiana, the state in which we had the greatest number of local franchises, recently passed legislation under which the Indiana Utility Regulatory Commission became the state’s sole video franchising authority on July 1, 2006. Some franchise obligations under these state-issued franchises are tied to a pro-rata application of the obligations imposed on the incumbent under its locally-issued franchise issued prior to July 1, 2006. This legislation may significantly speed the ability to fulfill the regulatory prerequisites to new entrants seeking to provide video service in Indiana. Local exchange telephone companies and other companies also provide facilities for the transmission and distribution to homes and businesses of interactive computer-based services, including the Internet, as well as data and other non-video services. The ability of local exchange telephone companies to cross-subsidize video, data and telecommunication services also poses some threat to cable operators.

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

Cable television systems are operated under non-exclusive franchises granted by local or state authorities thereby allowing more than one cable system to be built in the same area. Although the number of municipal and commercial overbuild cable systems is small, the potential profitability of a cable system is adversely affected if the local customer base is divided among multiple systems. Additionally, constructing a competing cable system is a capital intensive process which involves a high degree of risk. We believe that in order to be successful, a competitor’s overbuild would need to be able to serve the homes in the overbuilt area on a more cost-effective basis than we can. Any such overbuild operation would require either significant access to capital or access to facilities already in place that are capable of delivering cable television programming. As of December 31, 2006, our Evansville, Indiana and Columbus, Ohio systems were overbuilt. As a result, approximately 9% of the total homes passed by our systems were overbuilt as of such date.

Direct broadcast satellite television systems use digital video compression technology to increase the channel capacity of their systems. Direct broadcast satellite service is currently being provided by DIRECTV, Inc. and EchoStar Communications Corporation. Direct broadcast satellite television systems have some advantages over cable systems that have not been upgraded, such as greater channel capacity and digital picture quality. The 2003 acquisition of DIRECTV by News Corp. provided it with access to financial, programming and other resources that could enhance its competitive potential. On December 22, 2006, Liberty Media Corporation, an entity that owns or operates several of the cable programming services that we offer, announced that it had entered into a definitive agreement to acquire News Corporation’s ownership interest in DirecTV. On January 8, 2007, DirecTV announced that it planned to offer more than 100 channels of high definition beginning in the third quarter of 2007 and is adding the capacity to offer 150 such channels in the future. On February 1, 2007, EchoStar announced that it would begin offering more than thirty channels of high definition programming.  Although direct broadcast satellite television systems are statutorily permitted to retransmit the signals of local television stations in their local markets, direct broadcast satellite television systems have a limited ability to offer locally produced programming, and do not have a significant local presence in the community. In addition, direct broadcast satellite television system packages can be more expensive than cable, especially if the subscriber intends to view the service on more than one television in the household. Finally, direct broadcast satellite television systems do not have the same full two-way capability (such as video-on-demand), which we believe will limit their ability to compete in a meaningful way in interactive television, high-speed Internet and voice communications. According to the most recent video competition report released by the FCC on March 3, 2006, direct broadcast satellite has enjoyed a 27.7% average penetration nationwide, and we believe that satellite penetration in our various markets generally is at or below such average.

The digital subscriber line technology (“DSL”) offered by telephone companies allows Internet access over traditional phone lines at data transmission speeds typically greater than those available by a standard telephone modem. Although these transmission speeds are not as great as the transmission speed of a cable modem, we believe that the transmission speed of DSL technology is sufficiently high that such technology competes with cable modem technology. The FCC is currently considering its authority to promulgate rules to facilitate the deployment of these services and regulate areas including high-speed Internet and interactive Internet services. We cannot predict the outcome of any FCC proceedings, or the impact of that outcome on the success of our Internet access services or on our operations. Major telephone companies are carrying out their announced plans to construct new fiber networks over the next several years and to offer high-speed data and video services over these fiber networks. In addition, other technologies are entering the marketplace such as broadband wireless networks. In December 2006, one major provider, AT&T, acquired BellSouth Corp. which could give it access to greater resources and economies of scale as well as increase its geographic footprint. In addition, the FCC has approved the provision of broadband Internet service to consumers over electric power lines.

As we continue to expand our offerings to include telephone services, such services will be subject to competition from existing providers, including both local exchange telephone companies and long-distance carriers as well as competing providers using alternative technologies such as voice over Internet protocol (“VoIP”). The telecommunications industry is highly competitive and many telephone service providers may have greater financial resources than we have, or have established relationships with regulatory authorities. In addition, new technologies such as VoIP may allow competing telephone providers to offer service in competition with us over an existing broadband connection (e.g., cable modem or DSL), thereby avoiding significant capital expenditures for a local distribution infrastructure. We cannot predict the extent to which the presence of these competitors will influence customer penetration in our telephone service areas.

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

Federal Regulation

The FCC, the principal federal regulatory agency with jurisdiction over cable television, has adopted regulations covering such areas as cross-ownership between cable television systems and other communications businesses, carriage of television broadcast programming, cable rates, consumer protection and customer service, leased access, obscene and indecent programming, programmer access to cable television systems, programming agreements, technical standards, consumer electronics equipment compatibility and consumer education, ownership of home wiring, availability of programming to competitors, equal employment opportunity, availability of devices to block objectionable programming, origination cablecasting, sponsorship identification, closed captioning, political advertising, advertising limits for children’s programming, issuance of competitive franchises, signal leakage and frequency use, maintenance of various records as well as antenna structure notification, marking and lighting. The FCC has the authority to enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. A brief summary of certain of these federal regulations as adopted to date follows.

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

Carriage of Broadcast Television Signals

The 1992 Cable Act contains signal carriage requirements which allow commercial television broadcast stations that are “local” to a cable television system, that is to say that the system is located in the station’s Nielsen “designated market area,” to elect every three years whether to require the cable television system to carry the station, subject to certain exceptions, or whether the cable television system will have to negotiate for “retransmission consent” to carry the station. The last election between must-carry and retransmission consent was October 1, 2005. Both broadcasters electing to require retransmission consent and affected cable operators are subject to FCC rules that impose reciprocal requirements on each party to negotiate in good faith over such consent. These rules do not require, however, that an agreement be actually reached. A January 2007 Order from the FCC’s Media Bureau stated that it was not unreasonable for a broadcaster to use the cost of traditional cable programming services as a measure of the reasonableness of the amount a broadcaster seeks in exchange for the grant of retransmission consent. A cable television system is generally required to devote up to one-third of its activated channel capacity for the carriage of local commercial television stations whether pursuant to mandatory carriage requirements or the retransmission consent requirements of the 1992 Cable Act. Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions, within the larger of:  (i) a 50 mile radius from the station’s city of license; or (ii) the station’s Grade B contour, a measure of signal strength. Unlike commercial stations, noncommercial stations are not given the option to negotiate retransmission consent for the carriage of their signal. In addition, cable television systems have to obtain retransmission consent for the carriage of all “distant” commercial broadcast stations, except for certain “superstations,” which are commercial satellite-delivered independent stations such as WGN. To date, compliance with the “retransmission consent” and “must carry” provisions of the 1992 Cable Act has not had a material effect on us, although this result may change in the future depending on such factors as market conditions, channel capacity and similar matters when such arrangements are renegotiated. FCC rules require carriage of local television broadcast stations that transmit solely in a digital format. In addition, the FCC has reaffirmed that a station transmitting in both analog and digital formats during the current transition period which will end on February 17, 2009, is entitled to carriage of only its analog signal and that the mandatory carriage obligation extends only to the primary video signal, not to multiple services transmitted by a station over its digital channel. No later than February 18, 2009, all television broadcasts must be solely in digital format.

Packaging of Certain Programming

Reversing the findings of a November 2004 report, the FCC released a report in February 2006 finding that consumers could benefit under certain a la carte models for delivery of video programming. The staff-level report did not specifically recommend or propose the adoption of any specific rules by the

FCC and it did not endorse a pure a la carte model where subscribers could purchase specific channels without restriction. Instead, it favored tiers plus individual channels or smaller theme-based tiers. Shortly after release of the report, the FCC voted to seek additional information as to whether cable systems with at least 36 channels are available to at least 70 percent of U.S. homes and whether 70 percent of households served by those systems subscribe. If so, the FCC may have additional discretion under the Cable Act to promulgate additional rules necessary to promote diversity of information sources. The FCC did not specify what rules it would seek to promulgate; however, the Chairman of the FCC has expressed support for family-friendly tiers of programming and availability of programming on an a la carte basis. Certain cable operators, including us, have responded by announcing the intent to offer “family-friendly” programming tiers. It is not certain whether those efforts will ultimately be regarded as a sufficient response. Congress may also consider legislation regarding programming packaging, bundling or a la carte delivery of programming. Any such requirements could fundamentally change the way in which we package and price our services. We cannot predict the outcome of any current or future FCC proceedings or legislation in this area, or the impact of such proceedings on our business at this time.

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

Franchising

In March 2007, the FCC released an order adopting rules that limit the ability of local franchising authorities to impose certain “unreasonable” requirements, such as public, governmental and educational access, institutional networks and build-out obligations, when issuing competitive franchises. The rules effectively permit competitors with existing authority to use the rights-of-ways to begin operation of cable systems no later than 90 days, and all others 180 days, after filing a franchise application and preempt conflicting existing local laws, regulations and requirements including level-playing field provisions. We cannot determine the outcome of any potential new rules on our business; however, any change that would lessen the local franchising burdens and requirements imposed on our competitors relative to those that are or have been imposed on us could harm our business.

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

Renewal of Franchises

The 1984 Cable Act and the 1992 Cable Act establish renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal and to provide specific grounds for franchising authorities to consider in making renewal decisions, including a franchisee’s performance under the franchise and community needs. Even after the formal renewal procedures are invoked, franchising authorities and cable television operators remain free to negotiate a renewal outside the formal process. Nevertheless, renewal is by no means assured, as the franchisee must meet certain statutory standards. Even if a franchise is renewed, a franchising authority may impose new and more onerous requirements such as upgrading facilities and equipment, although the municipality must take into account the cost of meeting such requirements. Similarly, if a franchising authority’s consent is required for the purchase or sale of a cable television system or franchise, such authority may attempt to impose burdensome or onerous franchise requirements in connection with a request for such consent. Historically, franchises have been renewed for cable television operators that have provided satisfactory services and have complied with the terms of their franchises. At this time, we are not aware of any current or past material failure on our part to comply with our franchise agreements. The City of Decatur, Illinois has denied our franchise renewal on the basis that our proposal under the formal process set forth under federal law does not meet the communities’ needs in light of their costs. An administrative hearing is scheduled for April 2007 and final disposition will be made by the City Council thereafter. We would have the right to appeal any decision to the United States District Court for review and potential remand back to the City Council. Should we receive an unfavorable action from the City of Decatur, we intend to exercise this right. We believe that we have generally complied with the terms of our franchises and have provided quality levels of service.

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

Effective July 1, 2006, pursuant to Indiana law, cable franchises that are not authorized pursuant to the state-issued franchise may be renewed by submitting an application to the Indiana Utilities Regulatory Commission which is required to issue an authorization within 15 days of receipt of a complete application.

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

Franchise Transfers

The 1992 Cable Act requires franchising authorities to act on any franchise transfer request submitted after December 4, 1992 within 120 days after receipt of all information required by FCC regulations and by the franchising authority. Approval is deemed to be granted if the franchising authority fails to act within such period. All communities and counties covered by the Indiana State Issued Video Franchise Certificate may be transferred to another operator without affirmative action on the part of the State or its political subdivisions.

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

The FCC has adopted regulations to implement the requirements of the 1992 Cable Act designed to improve the compatibility of cable television systems and consumer electronics equipment. These regulations, among other things, generally prohibit cable television operators from scrambling their basic service tier. The 1996 Telecom Act directs the FCC to set only minimal standards to assure compatibility between television sets, VCRs and cable television systems, and otherwise to rely on the marketplace. Pursuant to the 1992 Cable Act, the FCC has adopted rules to assure the competitive availability to consumers of customer premises equipment, such as converters, used to access the services offered by cable television systems and other multichannel video programming distributors. Pursuant to those rules, consumers are given the right to attach compatible equipment to the facilities of their multichannel video programming distributors so long as the equipment does not harm the network, does not interfere with the services purchased by other customers and is not used to receive unauthorized services. As of July 1, 2000, multichannel video programming distributors, other than operators of direct broadcast satellite television systems, were required to separate security from non-security functions in the customer premises equipment which they sell or lease to their customers and offer their customers the option of using component security modules obtained from the multichannel video programming distributors with set-top units purchased or leased from retail outlets. As of July 1, 2007, multichannel video programming distributors will be prohibited from distributing new set-top equipment integrating both security and non-security functions to their customers. In January 2007, the FCC acted on certain requests seeking waiver of these rules. The FCC denied a waiver request by Comcast while granting waivers for a small cable operator and Cablevision Systems Corporation. On behalf of all cable operators, the National Cable and Telecommunications Association (“NCTA”) filed a request to waive the rules until a downloadable security solution is available or the 2009 digital transition, whichever is earlier. Based on the FCC’s decision, it appears likely that the NCTA’s general waiver petition will be denied as will any other waivers that are not limited in time or based on a date-certain changeover to all digital services. It is possible that our vendors will be unable to deliver to us the necessary quantities of set-top boxes to enable us to comply in the future with the applicable rules. In addition, the design and manufacture of the new boxes may result in significantly higher costs to us, the amount of which cannot be determined.

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

Interactive Television

In January 2001, the FCC issued a Notice of Inquiry covering a wide range of issues relating to Interactive Television (“ITV”). Examples of ITV services are interactive electronic program guides and access to a graphic interface that provides supplementary information related to the video display. In the near term, cable systems are likely to be the platform of choice for the distribution of ITV services. The FCC has posed a series of questions including the definition of ITV, the potential for discrimination by cable systems in favor of affiliated ITV providers, enforcement mechanisms, and the proper regulatory classification of ITV service.

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

The Copyright Office has opened two proceedings in response to several petitions seeking revisions to certain compulsory copyright license reporting requirements and clarification of certain issues relating to the application of the compulsory license to the carriage of digital broadcast stations. We cannot predict the outcome of any such rulemakings; however, it is possible that certain changes in the rules or copyright compulsory license fee computations could have an adverse affect on our business by increasing our copyright compulsory license fee costs or by causing us to reduce or discontinue carriage of certain broadcast signals that we currently carry on a discretionary basis.

In February 2006, the Copyright Office reported to Congress regarding certain aspects of the satellite compulsory license as required by the Satellite Home Viewer Extension and Reauthorization Act (“SHVERA”). The Copyright Office concluded that: (i) the current DBS compulsory license royalty fee for distant signals did not reflect fair market value; (ii) copyright owners should have the right to audit the statements of account submitted by DBS providers; and (iii) the cost of administering the compulsory license system be paid by those using the copyrighted material. Neither the outcome of those proceedings, their impact on cable television operators, nor their impact on subsequent legislation, regulations, the cable industry, or our business and operations can be predicted at this time.

In 1999, Congress modified the satellite compulsory license in a manner that permits DBS providers to become more competitive with cable operators. In 2004, Congress adopted legislation extending this authority through 2009. The 2004 legislation also directed the Copyright Office to submit a report to Congress by June 2008 recommending any changes to the cable and satellite licenses that the Office deems necessary. The elimination or substantial modification of the cable compulsory license could adversely affect our ability to obtain suitable programming and could substantially increase the cost of programming that remains available for distribution to our subscribers. We are unable to predict the outcome of any legislative or agency activity related to either the cable compulsory license or the right of direct broadcast satellite providers to deliver local or distant broadcast signals.

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

Various proposals have been introduced at the state and local levels with regard to the regulation of cable television systems, and a number of states have adopted legislation subjecting cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. A new Kentucky statute enacted in 2005 replaces the fees established by individual franchise with a 3% excise tax and a 2.4% gross receipts tax which is also imposed on other providers of video programming service, such as DBS. A new Indiana statute effective in 2006 shifts the authority to grant new or renewal franchises from local franchising authorities to the state’s Utilities Regulatory Commission. We have elected to be governed by the state-level franchise law with respect to all our cable systems in Indiana. Our Indiana state-issued franchises provide for certain obligations similar to our previous local franchises, such as franchise fee payments and public, educational and governmental access channel requirements, but have certain advantages such as free transferability and no renewal obligations. This statute also will likely greatly speed the ability for new entrants  to provide video service in Indiana. A few other states have either passed similar legislation while others have similar legislation pending.

Several states have recently passed legislation and similar legislation is pending, or has been proposed in certain other states and in Congress, that would allow local telephone companies to deliver services that would compete with our cable service, without obtaining equivalent local franchise. To the extent that incumbents have made prior payments, including capital grants, incumbents would still remain at a competitive disadvantage under the legislation. Another proposal in Congress would also limit our ability to maintain competitive prices. Any such legislatively granted advantages to our competitors could adversely affect our business. The effect of such initiatives, if any, on our obligation to obtain local franchises, many of which have years remaining in the terms, cannot be predicted.

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

Internet Access Service

We offer a service which enables consumers to access the Internet at high speeds via high capacity broadband transmission facilities and cable modems. We compete with many other providers of Internet access services which are known as Internet service providers (“ISPs”). ISPs include such companies as America Online, MSN and Earthlink as well as major telecommunications providers, including AT&T, Verizon and other local exchange telephone companies. The FCC has decided and the United States Supreme Court has affirmed that cable Internet service should be classified for regulatory purposes as an “information service” rather than either a “cable service” or a “telecommunications service.” Concurrently, the FCC has initiated a wide-ranging rulemaking proceeding in which it seeks comment on the regulatory ramifications of this classification. Among the issues to be decided are whether the FCC should permit local authorities to impose an access requirement, whether local authorities should be prohibited from imposing fees on cable Internet service revenues, and what regulatory role local authorities should be permitted to play. We cannot predict the outcome of the current FCC proceeding or its impact on our business.

Congress and the FCC have been urged to adopt certain rights for users of Internet access services, and to regulate or restrict certain types of commercial agreements between service providers and providers of Internet content. These proposals are generally referred to as “network neutrality.”  In August 2005, the FCC issued a non-binding policy statement stating four principles to guide its policymaking regarding such services. These principles state that consumers are entitled to: (1) access the lawful Internet content of their choice; (2) run applications and services of their choice, subject to the needs of law enforcement; (3) connect their choice of legal devices that do not harm the network; and (4) enjoy competition among network providers, application and service providers, and content providers. The FCC recently imposed conditions on its approval of the AT&T-BellSouth merger beyond the scope of these four principles, requiring the merged company to maintain a “neutral network and neutral routing” of internet traffic between the customer’s home or office and the Internet peering point where traffic hits the Internet backbone, and prohibiting the merged company from privileging, degrading, or prioritizing any packets along this route regardless of their source, ownership, or destination. There is a possibility that the FCC could adopt the four principles, or even the requirements of the AT&T-BellSouth merger, as formal rules which could impose additional costs and regulatory burdens on us.

There are currently few laws or regulations which specifically regulate communications or commerce over the Internet. Section 230 of the Communications Act, added to that act by the 1996 Telecom Act, declares it to be the policy of the United States to promote the continued development of the Internet and other interactive computer services and interactive media, and to preserve the vibrant and competitive free market that presently exists for the Internet and other interactive computer services, unfettered by federal or state regulation. One area in which Congress did attempt to regulate content over the Internet involved the dissemination of obscene or indecent materials. The provisions of the 1996 Telecom Act, generally referred to as the Communications Decency Act, were found to be unconstitutional, in part, by the United States Supreme Court in 1997. In response, Congress passed the Child Online Protection Act. The constitutionality of this act is currently being challenged in the courts. Most recently, the United States Supreme Court upheld a ruling by the Third Circuit Court of Appeals that enjoined enforcement of the statute pending a trial on the merits because the statute likely violated the First Amendment. Finally, disclosure of customer communications or records is governed by the Electronic Communications Privacy Act of 2001 and the Cable Act, both of which were amended by the USA Patriot Act.

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

We now offer voice over Internet protocol (“VoIP”) service under our “Insight Phone 2.0” brand as a competitive alternative to traditional circuit-switched telephone service. Various states, including states where we operate, have adopted or are considering differing regulatory treatment for VoIP, ranging from minimal or no regulation to full-blown common carrier status. The FCC decided that alternative voice technologies, like certain types of VoIP telephony, should be regulated only at the federal level, rather than by individual states. However, many implementation details remain unresolved, and there are substantial regulatory changes being considered that could either benefit or harm VoIP telephony as a business operation. While the final outcome of the FCC proceedings cannot be predicted, it is generally believed that the FCC favors a “light touch” regulatory approach for VoIP telephony, which might include preemption of certain state or local regulation.

In June 2006, the United States Court of Appeals for the District of Columbia Circuit remanded the FCC’s denial of SBC’s (now AT&T) petition seeking forbearance from Title II common carrier regulation of its Internet Protocol services. AT&T has widely announced its intent to provide IP video, voice and data. The outcome of this proceeding or its impact on our business cannot be predicted.

Employees

As of December 31, 2006, we employed approximately 3,900 full-time employees and 35 part-time employees. We consider our relations with our employees to be good.

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

We have a substantial amount of debt. The following table shows certain important credit statistics about us.

As of December 31, 2006
(dollars in thousands)
Total debt	$2,555,722
Partners’ capital	830,178
Debt to equity ratio	3.08x

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

Our partnership agreement provides that either Comcast Cable or our manager, Insight LP (a wholly-owned subsidiary of Insight Communications) has the right to cause a split-up of the partnership. To date, neither partner has commenced the split-up process. The split-up would reduce the cash flow from operations that we need to repay our debt, and could require us to make a change of control offer which we may be unable to finance.

The terms of the Insight Midwest Holdings credit facility and any inability to refinance any borrowings under such facility may limit our ability to access the cash flow of our subsidiaries.

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

In recent years, the cable and satellite video industries have experienced an escalation in the cost of programming, and sports programming in particular. Our cable programming services are dependent upon our ability to procure programming that is attractive to our customers at reasonable rates. Programming costs will continue to escalate, and we may not be able to pass programming cost increases on to our customers. We expect to be subject to increasing financial demands by broadcasters to obtain consent to retransmit their programming in the future. Our financial condition and results of operations could be negatively affected by further increases in programming costs. Programming has been and is expected to continue to be our largest single expense item and accounted for approximately 37% of the total programming and other operating costs and selling, general and administrative expenses for our systems for the year ended December 31, 2006.

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

Direct broadcast satellite service consists of television programming transmitted via high-powered satellites to individual homes, each served by a small satellite dish. Legislation permitting direct broadcast satellite operators to transmit local broadcast signals was enacted on November 29, 1999. This eliminated a significant competitive advantage that cable system operators have had over direct broadcast satellite operators. Direct broadcast satellite operators currently deliver local broadcast signals in the largest markets and continue to expand such carriage to additional markets. Moreover, both major direct broadcast satellite operators announced in early 2007 the planned addition this year of a number of high definition programming services and in the case of DirecTV, a significant number of such channels.

The 1996 Telecom Act contains provisions designed to encourage local exchange telephone companies and others to provide a wide variety of video services competitive with services provided by cable systems. Local exchange telephone companies in various states have either announced plans, obtained local franchise authorizations or are currently competing with our cable communications systems. Certain telephone companies are deploying fiber more extensively in their networks and are deploying broadband services, including video programming services, using a switched Internet protocol platform or other technologies in some cases designed to avoid the same regulatory burdens imposed on our business. The FCC’s new rules permitting such telephone companies to obtain local franchises on an expedited basis as well as any ability of local telephone companies to provide their services without obtaining state or local cable franchises comparable to those under which we operate would be adverse to our business.

Since our cable systems are operated under non-exclusive franchises, competing operators of cable systems and other potential competitors, such as municipalities and municipal utility providers, may be granted franchises to build cable systems in markets where we hold franchises. Competition in geographic areas where a secondary franchise is obtained and a cable network is constructed is called “overbuilding.” WideOpenWest overbuilds our Evansville, Indiana system and our Columbus, Ohio system. We cannot predict what effect competition from these or future competitors will have on our business and operations.

We  face competition from providers of alternatives to our Internet and telephone services.

Several telephone companies are offering digital subscriber line technology (also known as DSL services), which allows Internet access over traditional phone lines at data transmission speeds greater than those available by a standard telephone modem. Although these transmission speeds generally have not been as fast as the transmission speeds of a cable modem, coupled with its discounted pricing, we believe that the transmission speeds of digital subscriber line technology are sufficiently high that such technology is competitive to our cable modem technology.

As we continue to expand our offerings to include telephone services in additional markets, the telephone services we deliver will be subject to competition from existing providers, including both local exchange telephone companies and long-distance carriers as well as competing providers using alternative technologies such as wireless and voice over Internet protocol (“VoIP”). We cannot predict the extent to which the presence of these competitors will influence customer penetration in our telephone service areas.

We expect that the most significant competitors for our Internet access and telephone service offerings will be the existing local exchange telephone companies (currently the predominant providers of Internet and telephone services in our markets), as well as resellers using the local exchange telephone companies’ networks, although the FCC no longer requires facilities-based wireline Internet access service providers to unbundle and resell DSL services as a stand alone product.

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

Item 1B.               Unresolved Staff Comments

Not applicable.

Item 2.                        Properties

We own and lease parcels of real property for signal reception sites which house our antenna towers and headends, microwave complexes and business offices. In addition, we own our cable systems’ distribution networks, various office fixtures, test equipment and service vehicles. The physical components of our cable systems require maintenance and periodic upgrading to keep pace with technological advances. We believe that our properties, both owned and leased, are in good condition and are suitable and adequate for our business operations as presently conducted and as proposed to be conducted.

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

Item 4.                        Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.                        Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no public trading market for our equity, all of which is held equally by our manager, through Insight LP, and Comcast Cable (formerly known as AT&T Broadband), through TCI of Indiana Holdings.

Item 6.                        Selected Financial Data

In the following table, we provide you with our selected consolidated historical financial and other data as of and for the five years ended December 31, 2006. When you read this selected consolidated historical financial and other data, it is important that you read along with it the historical financial statements and related notes in our consolidated financial statements included in this report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” also included in this report. Certain other prior year amounts have been reclassified to conform to the current year’s presentation.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands)
Statement of Operations Data:
Revenue	$1,262,557	$1,117,680	$1,000,814	$899,797	$808,925
Total operating costs and expenses	1,052,635	909,216	809,869	743,311	670,493
Operating income	209,922	208,464	190,945	156,486	138,432
Total other expense, net	(220,676)	(195,165)	(178,524)	(130,262)	(180,476)
Income (loss) before extraordinary item	(10,754)	13,299	12,421	26,224	(42,044)
Extraordinary item	—	—	15,627	—	—
Net income (loss)	(10,754)	13,299	28,048	26,224	(42,044)
Accrual of preferred interests(1)	—	—	—	(10,353)	(20,107)
Net income (loss) applicable to common interests	$(10,754)	$13,299	$28,048	$15,871	$(62,151)
Other Financial Data:
Capital expenditures	$284,427	$215,083	$164,720	$193,487	$280,027
Net cash provided by operating activities	263,044	252,185	280,972	211,483	170,179
Net cash used in investing activities	284,670	214,575	162,913	220,851	290,165
Net cash (used in) provided by financing activities	36,008	(85,233)	(68,262)	22,110	117,777
Balance Sheet Data:
Cash and cash equivalents	$39,235	$24,853	$72,476	$22,679	$9,937
Fixed assets, net	1,138,186	1,107,571	1,130,600	1,198,830	1,202,003
Total assets	3,612,422	3,567,903	3,647,415	3,677,353	3,626,246
Total debt, including preferred interests(1)	2,555,722	2,516,311	2,602,379	2,669,600	2,625,416
Partner’s capital	830,178	840,386	827,622	796,152	763,406

	As of December 31, 2006
	South Region	East Region	West Region	Total
Technical Data:
Network miles	7,000	11,200	13,100	31,300
Number of headends	2	8	13	23
Operating Data:
Homes passed(2)	569,400	854,400	1,041,400	2,465,200
Basic customers(3)	285,700	436,100	601,000	1,322,800
Basic penetration(4)	50.2%	51.0%	57.7%	53.7%
Digital ready homes(5)	274,300	413,600	571,700	1,259,600
Digital customers(6)	135,700	230,300	255,600	621,600
Digital penetration(7)	49.5%	55.7%	44.7%	49.3%
Premium units(8)	139,600	181,400	208,300	529,300
Premium penetration(9)	48.9%	41.6%	34.7%	40.0%
High-Speed Internet customers(10)	134,000	210,600	266,600	611,200

       (1) The preferred interests were converted to common interests as of September 26, 2003.

       (2) Homes passed are the number of single residence homes, apartments and condominium units passed by the cable distribution network in a cable system’s service area.

       (3) Basic customers are customers of a cable television system who receive a package of over-the-air broadcast stations, local access channels and certain satellite-delivered cable television services, other than premium services, and who are usually charged a flat monthly rate for a number of channels.

       (4) Basic penetration means basic customers as a percentage of total number of homes passed.

       (5) Digital ready homes means the total number of homes passed to which digital service is available.

       (6) Customers with a digital converter box.

       (7) Digital penetration means digital service units as a percentage of digital ready homes.

       (8) Premium units mean the number of subscriptions to premium services, which are paid for on an individual unit basis.

       (9) Premium penetration means premium service units as a percentage of the total number of basic customers. A customer may purchase more than one premium service, each of which is counted as a separate premium service unit. This ratio may be greater than 100% if the average customer subscribes to more than one premium service unit.

(10) Customers receiving high-speed Internet service.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Our revenues are earned from customer fees for cable television video services including basic, classic, digital, premium, video-on-demand and ancillary services, such as rental of converters and remote control devices and installations. In addition, we earn revenues from providing high-speed Internet services, selling advertising, providing telephone services and commissions for products sold through home shopping networks.

We have generated increases in revenues for each of the past three fiscal years, primarily through a combination of selling additional services to new and existing customers including high-speed Internet access, digital video and telephone services, internal basic video customer growth, increases in monthly revenue per customer and growth in advertising revenue.

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

Reconciliation of Net Income (Loss) to Adjusted Operating Income before Depreciation and Amortization

The following table reconciles Net Income (Loss) to Adjusted Operating Income before Depreciation and Amortization. In addition, the table provides the components from Net Income (Loss) to Operating Income for purposes of the discussions that follow.

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Net income (loss)	$(10,754)	$13,299	$28,048
Extraordinary item, net of tax	—	—	(15,627)
Income (loss) before extraordinary item	(10,754)	13,299	12,421
Other income (expense):
Other (income) expense, net	2,248	(3,083)	1,368
Interest income	(1,430)	(1,993)	(368)
Interest expense	219,858	200,241	177,524
Total other expense, net	220,676	195,165	178,524
Operating income	209,922	208,464	190,945
Depreciation and amortization	265,455	241,695	235,105
Stock-based compensation	147	6,342	—
Adjusted Operating Income before Depreciation and Amortization	$475,524	$456,501	$426,050

Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow

The following table provides a reconciliation from net cash provided by operating activities to Free Cash Flow. In addition, the table provides the components from net cash provided by operating activities to operating income for purposes of the discussions that follow.

	Year Ended December 31,
	2006	2005
	(in thousands)
Operating income	$209,922	$208,464
Depreciation and amortization	265,455	241,695
Stock-based compensation	147	6,342
Adjusted Operating Income before Depreciation and Amortization	475,524	456,501
Changes in working capital accounts(1)	(19,214)	(16,100)
Cash paid for interest	(193,266)	(188,216)
Net cash provided by operating activities	263,044	252,185
Capital expenditures	(284,427)	(215,083)
Free Cash Flow	$(21,383)	$37,102

(1)          Changes in working capital accounts are based on the net cash changes in current assets and current liabilities, excluding changes related to interest and taxes and other non-cash expenses.

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenue for the year ended December 31, 2006 totaled $1.3 billion, an increase of 13% over the prior year, due primarily to customer gains in all services, as well as video rate increases. High-speed Internet service revenue increased 26% over the prior year, which was attributable to an increased customer base and was partially offset by lower average revenue per customer due to promotional discounts. We added a net 140,800 high-speed Internet customers during the year to end the year at 611,200 customers.

Basic cable service revenue increased 7% due to an increased customer base and video rate increases, partially offset by promotional discounts. We added a net 41,200 basic cable customers during the year to end the year at 1,322,800 customers. In addition, digital service revenue increased 24% over the prior year due to an increased customer base. We added a net 102,800 digital customers during the year to end the year at 621,600 customers.

We have been increasing our customer retention efforts by increasing spending on sales and marketing efforts, emphasizing bundling and enhancing and differentiating our video services by providing video-on-demand, high definition television and digital video recorders. To increase our bundling opportunities and extend our growth potential in future years, we, during the second half of 2006 and in January 2007, successfully rolled out our telephone product in eight previously unserved markets. We are also continuing to focus on improving customer satisfaction through higher service levels and increased customer education of our product offerings.

Revenue by service offering was as follows for the year ended December 31 (dollars in thousands):

	Revenue by Service Offering
	2006	% of Total Revenue	2005	% of Total Revenue	% Change in Revenue
Basic	$640,474	50.7%	$596,321	53.4%	7.4%
High-speed Internet	240,717	19.1%	190,820	17.1%	26.1%
Digital	138,172	10.9%	111,202	9.9%	24.3%
Advertising	83,729	6.6%	76,004	6.8%	10.2%
Premium	55,160	4.4%	54,414	4.9%	1.4%
Telephone	50,893	4.0%	35,502	3.2%	43.4%
Franchise fees	29,817	2.4%	30,721	2.7%	(2.9)%
Other	23,595	1.9%	22,696	2.0%	4.0%
Total	$1,262,557	100.0%	$1,117,680	100.0%	13.0%

Total Customer Relationships were 1,401,800 as of December 31, 2006, an increase of 54,300 from 1,347,500 as of December 31, 2005. Total Customer Relationships represent the number of customers who receive one or more of our products (i.e. basic cable, high-speed Internet or telephone) without regard to which product they purchase. In the year ended December 31, 2006, we added 318,300 Revenue Generating Units (“RGUs”), which represent the sum of basic, digital, high-speed Internet and telephone customers, and as of December 31, 2006 had 2,679,000 RGUs, an increase of 13% as compared to December 31, 2005.

RGUs by category were as follows (in thousands):

	December 31, 2006	December 31, 2005
Basic	1,322.8	1,281.6
Digital	621.6	518.8
High-speed Internet	611.2	470.4
Telephone	123.4	89.9
Total RGUs	2,679.0	2,360.7

Average monthly revenue per basic customer was $80.53 for the year ended December 31, 2006, compared to $73.30 for the year ended December 31, 2005. This primarily reflects the continued growth of high-speed Internet and digital product offerings in all markets as well as basic and classic video rate increases.

Programming and other operating costs increased $68.5 million, or 18%. Increases in programming rates, customers, and the addition of new programming content were significant drivers of the cost increase for the year ended December 31, 2006. For the year ended December 31, 2005, our programming costs reflected certain programming credits and a one-time settlement for a disputed claim with a vendor. These credits resulted from favorable resolution of pricing negotiations related to certain prior period programming costs that were accrued at a higher rate than the amount actually paid. Programming credits for the year ended December 31, 2006 were significantly lower, causing our overall programming cost increases to be greater. Direct operating costs increased due to an increase in telephone cost of sales as we continue to invest and roll out this product partially offset by decreases in our high-speed Internet services costs as we, in 2006, transitioned our Internet services in-house and realized both cost savings and operational benefits from this investment. Other operating costs increased primarily as a result of increases in technical salaries for new and existing employees; increases in repair, maintenance and warranty costs; an increase in taxes due to a change in the tax law in Kentucky; and an increase in outside installation labor due to increased customer activity.

Selling, general and administrative expenses increased $46.6 million, or 18%, primarily due to increased payroll, payroll-related costs and temporary help associated with an increase in the number of employees and salary increases for existing employees. The increase in the number of employees represents investments in sales and marketing, customer care and information technology personnel to continue to upgrade and enhance our product offerings, manage our increasingly complex network, and increase customer satisfaction. A portion of the information technology personnel increases were directly related to the transition of our Internet services in-house. Marketing expenses increased over the prior year to support the continued rollout of high-speed Internet, digital and telephone products, and to grow our core video customer base. Customer billing, collection fees and bad debt expense increased primarily due to the increase in our customer base.

Management fees increased $4.6 million or 14% to $38.1 million for the year ended December 31, 2006 from $33.5 million for the year ended December 31, 2005. Management fees, equal to approximately 3% of revenues, are paid to Insight LP.

Depreciation and amortization expense increased $23.8 million, or 10%, primarily as a result of an increased level of capital expenditures through December 31, 2006. These expenditures were primarily for purchases of customer premise equipment, installation materials, capitalized labor, headend equipment, network extensions and network capacity and bandwidth increases, all of which we consider necessary in order to continue to maintain and grow our customer base and expand our service offerings. Partially offsetting this increase was a decrease in depreciation expense related to certain assets that have become fully depreciated since December 31, 2005.

As a result of the factors discussed above, Adjusted Operating Income before Depreciation and Amortization increased $19.0 million to $475.5 million, an increase of 4%.

Interest expense increased $19.6 million, or 10%, due to i) higher interest rates, which averaged 8.6% for the year ended December 31, 2006, as compared to 7.8% for the year ended December 31, 2005, and ii) the termination of an interest rate swap agreement during the year ended December 31, 2006.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenue for the year ended December 31, 2005 totaled $1.1 billion, an increase of 12% over the prior year, due primarily to customer gains in all services, as well as basic and classic video rate increases. High-speed Internet service revenue increased 45% over the prior year, which is mainly attributable to an increased customer base. We added a net 139,900 high-speed Internet customers during the year to end the year at 470,400 customers. In addition, digital service revenue increased 13% over the prior year due to an increased customer base. We added a net 67,500 digital customers during the year to end the year at 518,800 customers.

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

Programming and other operating costs increased $38.9 million, or 11%. Total programming costs for our video products decreased for the year ended December 31, 2005 compared to the year ended December 31, 2004. The substantial increases in programming rates were offset by programming credits. The credits resulted from favorable resolution of pricing negotiations related to certain prior period programming costs that were accrued at a higher rate than the amount actually paid and a settlement of disputed claims with a vendor. In addition, direct operating costs increased due to an increased volume of modems sold and cost of sales associated with telephone that were previously paid by Comcast. Other operating costs increased primarily as a result of increases in technical salaries for new and existing employees, in addition to decreased capitalized labor costs due to the continued transition from upgrade and new connect activities to maintenance and reconnect activities. Other operating costs also increased as a result of increases in repairs and maintenance costs due to increased repair costs for customer premise equipment, an increase in drop materials due to customer growth and increased property taxes due to a favorable reversal of accrued property taxes recorded in 2004.

Selling, general and administrative expenses increased $50.4 million, or 25%, primarily due to increased payroll and payroll related costs, including an increase in the number of employees and salary increases for existing employees. Marketing support funds (recorded as a reduction to selling, general and administrative expenses) decreased from the prior year. Marketing expenses increased over the prior year to support the continued rollout of high-speed Internet, digital and telephone products, and to maintain the company’s core video customer base. A decrease in expenses previously allocated to Comcast under our prior agreement to manage certain Comcast systems also contributed to the increase in selling, general and administrative expenses. As this agreement was terminated effective July 31, 2004, the year ended December 31, 2005 does not include any of these expense allocations, and the year ended December 31, 2004 includes seven months of these expense allocations. Some cost savings have been realized upon termination of the management agreement, and the impact of certain of these savings is reflected in programming and other operating costs.

Management fees increased $3.5 million or 12% to $33.5 million for the year ended December 31, 2005 from $30.0 million for the year ended December 31, 2004. Management fees, equal to approximately 3% of revenues, are paid to Insight LP.

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

As a result of the factors discussed above, Adjusted Operating Income before Depreciation and Amortization increased $30.5 million, or 7%.

Interest expense increased $22.7 million, or 13%, due to higher interest rates, which averaged 7.8% for the year ended December 31, 2005, as compared to 6.7% for the year ended December 31, 2004.

Liquidity and Capital Resources

Our business requires cash for operations, debt service and capital expenditures. The cable television business has substantial ongoing capital requirements for the provision of new services and the construction, expansion and maintenance of its broadband networks. In the past, expenditures have been made for various purposes including the upgrade of our existing cable network, and will continue to be made for customer premise equipment (e.g., set-top boxes), installation and deployment of new product and service offerings, capitalized payroll, network capacity, bandwidth increases, network extensions, and, to a lesser extent, network upgrades. Historically, we have been able to meet our cash requirements with cash flow from operations, borrowings under our credit facilities and issuances of private and public debt and equity.

Cash provided by operations for the years ended December 31, 2006 and 2005 was $263.0 million and $252.2 million. The increase was primarily attributable to the timing of cash receipts and payments related to our working capital accounts and the affect of non-cash items partially offset by our net loss for the year ended December 31, 2006.

Cash used in investing activities for the years ended December 31, 2006 and 2005 was $284.7 million and $214.6 million. For the years ended December 31, 2006 and 2005, we spent $284.4 million and $215.1 million in capital expenditures. These expenditures principally constituted purchases of customer premise equipment, capitalized labor, installation materials, headend equipment, network capacity and bandwidth increases and system upgrades and rebuilds, all of which are necessary to maintain our existing network, grow our customer base and expand our service offerings.

The increase in capital expenditures was driven primarily by increases in:

•       Customer premise equipment required to support our digital customer growth; and

•       Network capacity and bandwidth equipment for the transition of our Internet services in-house in 2006.

Cash provided by financing activities for the year ended December 31, 2006 was $36.0 million compared to $85.2 million of cash used in financing activities for the year ended December 31, 2005. This source of cash was due to the financing of our $2.445 billion senior secured credit facility during the fourth quarter of 2006.

Free Cash Flow for the year ended December 31, 2006 totaled ($21.4) million, compared to $37.1 million for the year ended December 31, 2005. This decrease in Free Cash Flow from the year ended December 31, 2005, to the year ended December 31, 2006, of $58.5 million was primarily driven by the following:

•       A $69.3 million increase in capital expenditures;

•       A $5.1 million increase in cash interest expense paid driven by an increase in interest rates; and

•       An additional $3.1 million use of Free Cash Flow over the same period in the prior year from changes in working capital accounts.

These uses of cash were offset by a $19.0 million increase in Adjusted Operating Income before Depreciation and Amortization.

We have concluded a number of financing transactions, which fully support our operating plan. These transactions are detailed as follows:

On October 1, 1999, in connection with the formation of Insight Midwest and the acquisition of a 50% interest in the Kentucky systems, Insight Midwest completed an offering of $200.0 million principal amount of its 9¾% senior notes due 2009. The net proceeds of the offering were used to repay certain outstanding debt of the Kentucky systems. Interest on the Insight Midwest 9¾% senior notes is payable on April 1 and October 1 of each year. The indentures relating to these senior notes impose certain limitations on the ability of Insight Midwest to, among other things, incur debt, make distributions, make investments and sell assets.

On December 17, 2002 Insight Midwest completed a $185.0 million add-on offering under the 9¾% senior notes indenture. Insight Midwest received proceeds of $176.9 million. The proceeds of this offering were used to repay a portion of the outstanding revolving loans under the Midwest Holdings credit facility.

On November 6, 2000, Insight Midwest completed an offering of $500.0 million principal amount of its 10 1/2 % senior notes due 2010. The net proceeds of the offering of $486.0 million were used to repay a portion of the then existing Indiana and Kentucky credit facilities. On December 9, 2003, Insight Midwest completed a $130.0 million add-on offering under the 10 1/2 % senior notes indenture. Insight Midwest received proceeds of $140.9 million. The proceeds of this offering were used to repay a portion of the outstanding revolving loans under the Insight Midwest Holdings credit facility. All of these 10 1/2 % senior notes and $185.0 million principal amount of Insight Midwest’s 9 3/4 senior notes were retired with proceeds from our new $2.445 billion senior secured credit facility on November 7, 2006 as described below.

On March 28, 2002, we borrowed $100.0 million from our manager. Insight Midwest Holdings is permitted to make distributions to us for the purpose of repaying this loan provided that there are no defaults existing under the credit facility. This loan bears annual interest of 9%, compounded semi-annually, has a scheduled maturity date of January 31, 2011 and permits prepayments. During the third and fourth quarters of 2006, we repaid a total of $15.5 million of the loan balance. As of December 31, 2006 and 2005, the balance of the $100.0 million loan, including accrued interest, was $136.1 and $139.1 million.

On October 6, 2006, we entered into a new $2.445 billion senior secured credit facility for the purpose of reducing our interest expense and near term debt amortizations. The facility is comprised of a $385.0 million A Term Loan scheduled to mature on October 6, 2013, a $1.8 billion B Term Loan scheduled to mature on April 6, 2014 and $260.0 million in revolving commitments scheduled to terminate on October 6, 2012. The proceeds were used to refinance our existing senior credit facility and to redeem all $630.0 million outstanding principal amount of our 10½% Senior Notes due November 1, 2010 at a redemption price of 103.5% of the principal amount and $185.0 million principal amount of our total outstanding $385.0 million of the 9¾% Senior Notes due October 1, 2009 at a redemption price of 101.625% of the principal amount redeemed, plus accrued and unpaid interest. We recorded $1.7 million in other expenses in these transactions. As of December 31, 2006, $110.3 million of the $260.0 revolving commitments were drawn, including $9.3 million in letters of credit.

On February 12, 2007, we amended the credit facility to reduce the applicable margin with respect to the $1.8 billion B Term Loan facility by 25 basis points, or 0.25%.

Obligations under the new credit facility are secured by a pledge of the outstanding equity interests of Insight Midwest Holdings and its subsidiaries. Borrowings under the credit facility will bear interest at a base rate selected by Insight Midwest Holdings plus an interest margin. The applicable interest margin may be increased or reduced based on Insight Midwest Holdings’ then current leverage ratio. The credit facility requires Insight Midwest Holdings to maintain an interest coverage ratio (as defined in the credit agreement) initially not to be less than 1.50:1.00 and a leverage ratio (as defined in the credit agreement) initially not to exceed 6.25:1.00. The interest coverage ratio steps up and the leverage ratio steps down incrementally over the term of the credit facility. Additionally, the credit agreement contains customary affirmative and negative covenants concerning the conduct of Insight Midwest Holdings’ business operations, such as limitations on the incurrence of indebtedness, the granting of liens, mergers, consolidations and disposition of assets, restricted payments, payment of dividends, investments, hedging arrangements, transactions with affiliates and the entry into certain restrictive agreements.

The credit agreement also contains customary events of default, including, but not limited to, failure to pay principal or interest, failure to pay or default under other material debt, misrepresentations or breach of warranty, violation of certain covenants, a change of control, the commencement of bankruptcy proceeding, the insolvency of Insight Midwest Holdings or certain of its affiliates and the rendering of a judgment in excess of $25.0 million against Insight Midwest Holdings or certain of its affiliates. Upon the occurrence of an event of default under the credit agreement, Insight Midwest Holdings obligations under the credit facility may be accelerated and the lending commitments under the credit facility terminated.

As of December 31, 2006, we were in compliance with the credit facility’s covenant requirements. Given current operating conditions and projected results of operations, we anticipate continued compliance under this credit facility for the foreseeable future.

The credit facility has been structured to survive an “Exit Event” (i.e., a division of assets of Insight Midwest in accordance with its partnership agreement or an alternative exit agreed to by us and Comcast Cable), subject to certain conditions, including:

•       pro forma financial covenant compliance upon consummation of the Exit Event

•       compliance with the financial covenants for the remaining life of the credit facility

•       there shall not have occurred and be continuing any event of default that would continue after giving effect to the Exit Event.

Subject to pro forma financial covenant compliance, any cash received as a result of the Exit Event may be applied, at our option, to: (a) repay the remaining 9 ¾% Senior Notes, (b) repay the Insight Inc. 12 ¼% senior discount notes, (c) repay the $100.0 million intercompany note, (d) prepay the Term Loans on a pro rata basis, (e) repay other debt and/or (f) for general corporate purposes. After the occurrence of the Exit Event, the margin with respect to the Term Loan B will increase by 50 basis points, or 0.50%, if and for so long as the Insight Midwest Holdings’ leverage ratio exceeds 6.50:1.00. Upon the occurrence of the Exit Event, the maximum leverage permitted will increase by 0.50:1.00.

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

We believe that the Insight Midwest Holdings credit facility, cash on-hand and our cash flow from operations are sufficient to support our current operating plan. As of December 31, 2006, we had the ability to draw upon $149.7 million of unused availability under the Insight Midwest Holdings credit facility to fund any shortfall resulting from the inability of Insight Midwest’s cash from operations to fund its capital expenditures, meet its debt service requirements or otherwise fund its operations. We expect to use any available Free Cash Flow to repay our indebtedness.

The following table summarizes our contractual obligations and commitments, excluding interest and commitments for programming, as of December 31, 2006, including periods in which the related payments are due (in thousands):

	Contractual Obligations
	Long-Term Debt	Operating Leases	Total
2007	$—	$2,481	$2,481
2008	9,313	1,783	11,096
2009	243,062	1,347	344,409
2010	61,313	682	61,995
2011	180,561	221	180,782
Thereafter	2,091,751	1,218	1,992,969
Total cash obligations	$2,586,000	$7,732	$2,593,732

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

•       Significant underperformance relative to historical performance;

•       Significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

•       Significant negative industry or economic trends.

When we determine that the carrying value of goodwill and other indefinite-lived intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. With the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002 we ceased amortizing goodwill and franchise costs arising from acquisitions. In lieu of amortization, we perform an annual impairment analysis. If we determine through the impairment review process that goodwill or other indefinite-lived intangibles have been impaired, we would record an impairment charge in our statement of operations.

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

Item 7A.                Quantitative and Qualitative Disclosure About Market Risk

Our revolving credit and term loan agreements bear interest at floating rates. Accordingly, we are exposed to potential losses related to changes in interest rates. In order to manage our exposure to interest rate risk, we enter into derivative financial instruments, typically interest rate swaps. The counter-parties to our swap agreements are major financial institutions. We do not enter into derivatives or other financial instruments for trading or speculative purposes. As of December 31, 2006, $450.0 million of our interest rate swap agreements expire in December 2007 and $400.0 million expire in 2008.

The fair market value of our 9¾% senior notes was $203.0 million and the carrying value of our 9¾% senior notes was $200.0 million as of December 31, 2006. The fair market value of our credit facility borrowings approximates its carrying value as the credit facility borrowings bear interest at floating rates of interest. As of December 31, 2006 and 2005, the estimated fair value, (cost, if terminated), of our interest rate swap agreements were $306,000 and ($2.4) million and are reflected in our financial statements as other non-current assets or liabilities. Changes in the fair value of our interest rate derivative financial instruments are either recognized in income or in stockholders’ equity as a component of other comprehensive income depending on whether the derivative financial instruments qualify for hedge accounting.

Item 8.                        Financial Statements and Supplementary Data

Reference is made to our consolidated financial statements beginning on page F-1 of this report.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.                Controls and Procedures

Under the supervision and with the participation of Insight Midwest’s management, including its Chief Executive Officer and Chief Financial Officer, Insight Midwest evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2006. Based upon that evaluation, its Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective.

There has not been any change in Insight Midwest’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Under the supervision and with the participation of Insight Capital’s management, including its Chief Executive Officer and Chief Financial Officer, Insight Capital evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2006. Based upon that evaluation, its Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective.

There has not been any change in Insight Capital’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.               Other Information

Not Applicable

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

Insight LP is our sole general partner. Insight Communications is the sole general partner of Insight LP. The following table sets forth certain information with respect to the executive officers of us, Insight Capital and Insight Communications. Insight Communications, through Insight LP, serves as our manager.

Name	Age	Position
Sidney R. Knafel	76	Chairman of the Board of Insight Communications and Member of the Advisory Committee
Michael S. Willner	54	Chairman and Chief Executive Officer of Insight Midwest and Insight Capital and Vice Chairman and Chief Executive Officer of Insight Communications and Chairman of the Advisory Committee
Dinni Jain	43	President and Chief Operating Officer of Insight Midwest, Insight Capital and Insight Communications and Member of the Advisory Committee
John Abbot	44	Executive Vice President and Chief Financial Officer of Insight Midwest, Insight Capital and Insight Communications
Hamid Heidary	50	Executive Vice President, Central Operations of Insight Midwest, Insight Capital and Insight Communications
Christopher Slattery	39	Executive Vice President, Field Operations of Insight Midwest, Insight Capital and Insight Communications
Elliot Brecher	41	Senior Vice President and General Counsel of Insight Midwest, Insight Capital and Insight Communications

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

John Abbot has served as Executive Vice President since February 2006 and as Chief Financial Officer since January 2004. Mr. Abbot served as Senior Vice President between January 2004 and February 2006. Prior to joining Insight Communications, Mr. Abbot was a Managing Director at Morgan Stanley, where he had been in the Global Media and Communications Group of the Investment Banking Division from January 1995 to January 2004. Prior to joining Morgan Stanley, Mr. Abbot was an associate at Goldman, Sachs & Co., and he also served six years as a Surface Warfare Officer in the U.S. Navy. Mr. Abbot received a bachelor’s degree in Systems Engineering from the U.S. Naval Academy, an ME in Industrial Engineering from Pennsylvania State University and an MBA from Harvard Business School.

Hamid Heidary has served as Executive Vice President, Central Operations since April 2006. Previously, Mr. Heidary served as Chief Operating Officer of Iesy Hessen GmbH, a cable television operator in Hessen, Germany, and Chief Technology Officer of NTL:Europe. Mr. Heidary has also held various executive technical and management positions with NTL UK, C-Cor Electronics, Inc. and Allen Bradley. Mr. Heidary received a BSEE and MSEE from Southern Illinois University, an MBA from California Coast University and a certificate of corporate directorship from the Institute of Directors in London.

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

The board of directors of our manager has adopted a code of ethics applicable to all of our employees, including our chief executive officer, chief financial officer and chief accounting officer. This code of ethics has been filed as an exhibit to this annual report and can be found on the website of Insight Communications at www.insightcom.com.

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

Item 11.                 Executive Compensation

See compensation disclosure regarding Named Executive Officers of our manager, Insight Communications, set forth in its Annual Report on Form 10-K for the year ended December 31, 2006 under “Item 11. Executive Compensation.” None of the members of the Advisory Committee of Insight Midwest are compensated for their services as such members, but are entitled to reimbursement for travel expenses.

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

Partnership Split-Up Provisions

Our manager, Insight Communications, owns 50% of our outstanding partnership interests. The other 50% is owned by an indirect subsidiary of Comcast Corporation. Our partnership agreement provides that either partner has the right to commence a split-up process with respect to the partnership. To date, neither partner has commenced the split-up process.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

Insight Interactive

Our manager is currently providing the interactive services of its wholly-owned subsidiary, Insight Interactive, LLC, including an interactive program guide and interactive local information and community guides, to customers in some of our systems. For the years ended December 31, 2006, 2005 and 2004, fees for such services totaled $2.2 million, $2.8 million and $2.5 million.

Insight LP

Our manager, through Insight LP, receives a management fee for each twelve-month period equal to 3% of substantially all revenue arising out of or in connection with the operations of our systems. For the years ended December 31, 2006, 2005 and 2004, Insight LP earned management fees of $38.1 million, $33.5 million and $30.0 million. Our manager, through Insight LP, owns 50% of the partnership interests in us, and we own 100% of the common stock of Insight Capital. In addition, Sidney Knafel, Michael Willner and Dinni Jain, who are each executive officers of our manager, are members of and collectively constitute a majority of our advisory committee.

Insight Midwest Holdings

Insight Midwest Holdings is party to a $2.445 billion senior secured credit facility. On March 28, 2002, we borrowed $100.0 million from our manager, $97.0 million of which was contributed to Insight Midwest Holdings in April 2002 for use in paying down the credit facility balance and in funding financing costs associated with amendments to the facility, and $3.0 million of which was contributed to Insight Ohio as of March 28, 2002. Insight Midwest Holdings is permitted to make distributions to us for the purpose of repaying the $100.0 million loan so long as no default exists under the credit facility. This loan, which remained outstanding as of December 31, 2006, bears annual interest of 9%, compounded semi-annually, has a scheduled maturity date of January 31, 2011 and permits prepayments.

Comcast Cable

We purchase the majority of our programming through affiliates of Comcast Cable. Charges for such programming, including a 1½% administrative fee, were $181.6 million for the year ended December 31, 2006. As of December 31, 2006, $30.7 million of accrued programming costs were due to affiliates of Comcast Cable. We believe that the programming rates charged through these affiliates are lower than those available from independent parties.

In October 1999, to facilitate the administration of our advertising services in our Kentucky Systems, we entered into an agreement with Comcast Cable, which provided for this affiliate to perform all of our Kentucky advertising sales and related administrative services. Effective September 26, 2004, this agreement was terminated by mutual agreement. We earned advertising revenues from this affiliate of $13.5 million for the year ended December 31, 2004.

Prior to December 31, 2004, to facilitate delivery of telephone services, we were party to a joint operating agreement with Comcast Cable that allowed us to deliver to our residential customers, in certain of our service areas, local telephone service provided by Comcast Cable. Under the terms of the agreement, we leased certain capacity on our local network to Comcast Cable. Revenue earned from leased network capacity used in the provision of telephone services was $8.5 million for the year ended December 31, 2004. In addition, we received additional payments related to certain services and support, including installations, marketing and billing.

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

Policies and Procedures

Our manager’s audit committee reviews and discusses with management and our independent auditors any related party transactions. Our manager’s audit committee has the ultimate authority to approve all related party transactions.

Item 14.                 Principal Accountant Fees and Services

Fees for professional services provided by our independent auditors in each of the last two fiscal years, in each of the following categories are as follows:

	2006	2005
	(in thousands)
Audit fees	$295	$302
Audit-related fees	—	—
Tax fees	237	—
All other fees	—	—
Total	$532	$302

Audit fees include fees associated with the annual audit, the reviews of our quarterly reports on Form 10-Q and assistance with and review of documents filed with the Securities and Exchange Commission. Tax fees include tax compliance and tax consultations.

The audit committee of our manager has adopted a policy that requires advance approval of all audit, audit-related, tax and other services performed by our independent auditor. The policy provides for pre-approval by the audit committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the audit committee must approve the permitted service before the independent auditor is engaged to perform it.

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

(b)   Exhibits:

Exhibit Number		Exhibit Description
3.1		Certificate of Limited Partnership of Insight Midwest, L.P.(1)
3.2		Amended and Restated Limited Partnership Agreement of Insight Midwest, L.P., dated January 5, 2001(2)
3.2	A	First Amendment to Amended and Restated Limited Partnership Agreement of Insight Midwest, L.P., dated September 30, 2002(3)
3.3		Restated Certificate of Incorporation of Insight Capital, Inc.(1)
3.4		By-laws of Insight Capital, Inc.(1)
10.1

Credit Agreement, dated as of October 6, 2006, among Insight Midwest Holdings, LLC, as Borrower, J.P. Morgan Securities Inc. and Bank of America, N.A., as Co-Syndication Agents, Morgan Stanley Senior Funding, Inc., General Electric Capital Corporation, Wachovia Bank, National Association and The Royal Bank of Scotland plc, as Co-Documentation Agents, and The Bank of New York, as Administrative Agent, and the other agents and lenders party thereto(4)

10.1	A

Guarantee Agreement, dated as of October 6, 2006, among Insight Midwest Holdings, LLC, Insight Midwest, L.P., each of the subsidiaries of Insight Midwest Holdings, LLC signatory thereto, and The Bank of New York (4)

10.1	B

Security Agreement, dated as of October 6, 2006, among Insight Midwest Holdings, LLC, Insight Midwest, L.P., each of the subsidiaries of Insight Midwest Holdings, LLC signatory thereto, and The Bank of New York(4)

10.2		Second Amended and Restated Operating Agreement of Insight Communications Midwest, LLC, dated as of January 5, 2001(5)
10.3

Amended and Restated Management Agreement by and between Insight Communications of Indiana, LLC (now known as Insight Communications Midwest, LLC) and Insight Communications Company, L.P., dated as of October 1, 1999(1)

10.4		First Amendment to Amended and Restated Management Agreement dated as of January 5, 2001, by and between Insight Communications Midwest, LLC and Insight Communications Company, L.P.(5)
10.5		Amended and Restated Limited Partnership Agreement of Insight Kentucky Partners II, L.P., dated as of October 1, 1999(5)
10.6		First Amendment to Amended and Restated Limited Partnership Agreement of Insight Kentucky Partners II, L.P., dated as of January 5, 2001(5)
10.7		Management Agreement by and between Insight Kentucky Partners II, L.P. and Insight Communications Company, L.P., dated as of October 1, 1999(1)
10.8		Amended and Restated Operating Agreement of Insight Communications of Central Ohio, LLC, dated as of September 29, 2003(6)
10.9		Management Agreement by and between Insight Communications of Central Ohio, LLC and Insight Communications Company, L.P., dated as of September 29, 2003(6)
10.10		Indenture relating to 9¾% senior notes of Registrants, dated as of October 1, 1999(7)
10.10	A	First Supplemental Indenture, dated as of January 14, 2004, relating to 9¾% senior notes(8)
10.11		Promissory Note, dated March 28, 2002, made by Insight Midwest, L.P. to Insight Communications Company, Inc.(9)

10.12	Purchase Agreement, dated July 2, 2004, between Insight Midwest Holdings, LLC and Comcast Cable Holdings, LLC and certain of its affiliates(10)
10.13	Transition and Termination Agreement, dated as of July 22, 2004, between Comcast of Montana/Indiana/Kentucky/Utah and Insight Communication Company, L.P.(11)
14	Code of Ethics(8)
21	Subsidiaries of Registrants(12)
31.1	Rule 13a-14/15d-14(a) Certification of the Chief Executive Officer of Insight Midwest, L.P.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Insight Midwest, L.P.
31.3	Rule 13a-14/15d-14(a) Certification of the Chief Executive Officer of Insight Capital, Inc.
31.4	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Insight Capital, Inc.
32.1	Section 1350 Certifications of Insight Midwest, L.P.
32.2	Section 1350 Certifications of Insight Capital, Inc.

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

       (4) Filed as an exhibit to the Current Report on Form 8-K, dated October 6, 2006, of Insight Communications Company, Inc. and incorporated herein by reference.

       (5) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2000 of Insight Communications Company, Inc. and incorporated herein by reference.

       (6) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 of Insight Communications Company, Inc. and incorporated herein by reference.

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

Report of Independent Registered Public Accounting Firm

The Partners of
Insight Midwest, LP

We have audited the accompanying consolidated balance sheets of Insight Midwest, LP (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Insight Midwest, LP at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share Based Payment,” effective Janaury 1, 2006.

/s/ Ernst & Young LLP
New York, New York
March 6, 2007

INSIGHT MIDWEST, LP
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,	December 31,
	2006	2005
Assets
Cash and cash equivalents	$39,235	$24,853
Investments	5,800	4,701
Trade accounts receivable, net of allowance for doubtful accounts of $1,148 and $1,079 as of December 31, 2006 and 2005	31,060	27,233
Launch funds receivable	355	974
Prepaid expenses and other current assets	7,748	8,860
Total current assets	84,198	66,621
Fixed assets, net	1,138,186	1,107,571
Goodwill	14,684	14,684
Franchise costs	2,357,535	2,357,535
Deferred financing costs, net of accumulated amortization of $24,129 and $19,769 as of December 31, 2006 and 2005	15,554	19,910
Other non-current assets	2,265	1,582
Total assets	$3,612,422	$3,567,903
Liabilities and partners’ capital
Accounts payable	$43,484	$40,843
Accrued expenses and other liabilities	40,101	38,535
Accrued property taxes	13,446	12,792
Accrued programming costs (inclusive of $30,677 and $29,878 due to related parties as of December 31, 2006 and 2005)	45,880	43,705
Deferred revenue	2,076	4,978
Interest payable	33,440	20,459
Debt—current portion	—	83,500
Due to affiliates	47,412	46,013
Total current liabilities	225,839	290,825
Deferred revenue	683	1,499
Debt	2,555,722	2,432,811
Other non-current liabilities	—	2,382
Partners’ capital:
Deferred stock compensation	—	(535)
Partners’ accumulated capital	829,872	840,921
Accumulated other comprehensive income	306	—
Total partners’ capital	830,178	840,386
Total liabilities and partners’ capital	$3,612,422	$3,567,903

See accompanying notes

INSIGHT MIDWEST, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands)

	Year Ended December 31,
	2006	2005	2004
Revenue	$1,262,557	$1,117,680	$1,000,814
Operating costs and expenses:
Programming and other operating costs (exclusive of depreciation and amortization) (inclusive of $181,560, $157,643 and $150,956 of programming expense incurred through related parties during 2006, 2005 and 2004)	448,359	379,840	340,990
Selling, general and administrative (inclusive of $147, $6,342 and $0 of stock-based compensation for the years ended December 31, 2006, 2005 and 2004	300,727	254,147	203,787
Management fees	38,094	33,534	29,987
Depreciation and amortization	265,455	241,695	235,105
Total operating costs and expenses	1,052,635	909,216	809,869
Operating income	209,922	208,464	190,945
Other income (expense):
Interest expense	(219,858)	(200,241)	(177,524)
Interest income	1,430	1,993	368
Other income (expense), net	(2,248)	3,083	(1,368)
Total other expense, net	(220,676)	(195,165)	(178,524)
Income (loss) before extraordinary item	(10,754)	13,299	12,421
Extraordinary item	—	—	15,627
Net income (loss) applicable to common interests	$(10,754)	$13,299	$28,048

See accompanying notes

INSIGHT MIDWEST, LP
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(dollars in thousands)

	Partners’ Accumulated Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Partners’ Capital
Balance at December 31, 2003	$799,574	$—	$(3,422)	$796,152
Net income	28,048			28,048
Unrealized income on interest rate swaps			3,422	3,422
Total comprehensive income				31,470
Balance at December 31, 2004	827,622	—	—	827,622
Issuance of deferred stock		(535)		(535)
Net income	13,299			13,299
Balance at December 31, 2005	840,921	(535)	—	840,386
Net loss	(10,754)			(10,754)
Unrealized income on interest rate swaps			306	306
Total comprehensive loss				(10,448)
Reversal of deferred compensation upon adoption of SFAS 123(R)	(535)	535		—
Amortization of non-cash compensation	240			240
Balance at December 31, 2006	$829,872	$—	$306	$830,178

See accompanying notes

INSIGHT MIDWEST, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2006	2005	2004
Operating activities:
Net income (loss)	$(10,754)	$13,299	$28,048
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	265,455	241,695	235,105
Stock-based compensation	147	6,342	—
Provision for losses on trade accounts receivable	18,554	17,613	18,301
Amortization of note discount	557	333	304
Gain on interest rate swaps	—	(2,078)	(36)
Changes in operating assets and liabilities:
Trade accounts receivable	(22,381)	(13,494)	(20,382)
Launch funds receivable	619	1,775	6,672
Prepaid expenses and other assets	655	608	3,483
Accounts payable	2,641	13,696	(2,280)
Interest payable	12,981	(184)	(2,672)
Accrued expenses and other liabilities	(5,430)	(27,420)	14,429
Net cash provided by operating activities	263,044	252,185	280,972
Investing activities:
Purchase of fixed assets	(284,427)	(215,083)	(162,806)
Purchase of intangible assets	—	—	(107)
Purchase of investments	(1,099)	(601)	—
Sale of fixed assets	856	1,109	—
Net cash used in investing activities	(284,670)	(214,575)	(162,913)
Financing activities:
Proceeds from borrowings under old credit facilities	85,000	—	—
Proceeds from borrowings under new credit facilities	2,286,000	—	—
Repayment of old credit facilities	(1,489,250)	(83,500)	(68,250)
Repayment of notes	(815,000)	—	—
Debt refinancing costs	(30,742)	(1,733)	(12)
Net cash (used in) provided by financing activities	36,008	(85,233)	(68,262)
Net change in cash and cash equivalents	14,382	(47,623)	49,797
Cash and cash equivalents, beginning of year	24,853	72,476	22,679
Cash and cash equivalents, end of year	$39,235	$24,853	$72,476

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

Through our wholly owned operating subsidiaries, Insight Communications Midwest, LLC (“Insight Communications Midwest”), Insight Communications of Central Ohio, LLC (“Insight Ohio”) and Insight Kentucky Partners II, L.P. (“Insight Kentucky”), we own and operate cable television systems in Illinois, Indiana, Kentucky and Ohio which passed approximately 2.5 million homes and has approximately 1.4 million customer relationships as of December 31, 2006.

On July 28, 2005, Insight Inc. entered into a definitive merger agreement (“the merger”) with Insight Acquisition Corp., an entity organized by affiliates of The Carlyle Group in order to effect the transactions contemplated by the merger agreement. Pursuant to the terms of the merger agreement, on December 16, 2005, Insight Acquisition Corp. merged with and into Insight Inc., and Insight Inc. is the surviving entity. As of the effective time of the merger, Insight Inc.’s public shareholders (other than stockholders that continued as investors in the surviving corporation and stockholders who demanded appraisal rights) had no further ownership interest in Insight Inc. Instead, the shares of common stock of such holders were converted into the right to receive $11.75 in cash per share. As a result of the merger, Insight Inc.’s common stock is no longer publicly traded.

Indiana Systems

On October 31, 1998, Insight LP and AT&T Broadband contributed certain of their cable television systems located in Indiana and Northern Kentucky to form Insight Communications of Indiana, LLC (“Insight Indiana”) in exchange for a 50% equity interest. On October 1, 1999, as part of a joint venture restructuring involving the Kentucky Systems (discussed below), Insight Indiana became our wholly owned subsidiary. Pursuant to the terms of our respective operating agreements, we and Insight Indiana will continue until October 1, 2011, unless extended or terminated sooner by Insight LP and Comcast Cable.

Kentucky Systems

On October 1, 1999, Insight LP acquired a combined 50% interest in InterMedia Capital Partners VI, LP (the “IPVI Partnership”) from related parties of Blackstone Cable Acquisition Company, LLC, InterMedia Capital Management VI, LLC and a subsidiary and related party of AT&T Broadband, for $341.5 million (inclusive of expenses). Concurrently with this acquisition, the Kentucky Systems were contributed to us and we assumed debt of $742.1 million (the total debt of the IPVI Partnership) in connection with this transaction. Pursuant to the terms of our operating agreement, we and Insight Kentucky will continue until October 1, 2011, unless extended or terminated sooner by Insight LP and Comcast Cable.

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

Both Insight LP and AT&T Broadband contributed their respective systems to us subject to an amount of indebtedness such that we remain equally owned by Insight LP and AT&T Broadband. The total debt assumed by us of $654.5 million was financed with the proceeds from the Midwest Holdings Credit Facility. Upon completion of the transactions, Insight Indiana changed its name to Insight Communications Midwest.

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

Pursuant to the terms of our operating agreement, we and Insight Ohio will continue until October 1, 2011, unless extended or terminated sooner by Insight LP and Comcast Cable.

2. Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Insight Midwest Holdings, LLC, our wholly-owned subsidiary which owns 100% of the outstanding equity of our operating subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

Revenue is earned from customer fees for cable television video services including basic, classic, digital, premium, video-on-demand and ancillary services, such as rental of converters, remote control devices, and installations. Installation revenues obtained from the connection of customers to our cable systems are less than related direct installation costs. Therefore, such revenues are recognized as connections are completed. In addition, we earn revenues from providing high-speed Internet services, selling advertising, providing telephone services and commissions for products sold through home shopping networks. Revenue is recorded in the month the related services are rendered. Fees received

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

during 2004 for activation of telephone services are amortized over the customer relationship period, generally three years (see Note 10 “Related Party Transactions”).

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

Investments

All marketable equity investments are classified as available-for-sale under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS No. 115, available-for-sale securities are carried at fair value, with unrealized gains and losses, net of income taxes, reported as a separate component of partners’ capital. Fair value is based on quoted market prices. All other equity investments for which a quoted market price is unavailable are carried at cost and periodically reviewed for impairment.

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

The carrying value of fixed assets is reviewed if facts and circumstances suggest that they may be impaired. If this review indicates that the carrying value of the fixed assets will not be recovered from undiscounted future cash flows generated from such assets, an impairment loss would be recognized for the amount that the asset’s carrying value exceeds its fair value. We believe that no impairment of fixed assets existed as of December 31, 2006 or 2005.

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

Additionally, during September 2004, the SEC staff issued Topic D-108, Use of the Residual Method to Value Acquired Assets Other than Goodwill, which requires the direct method of separately valuing all non-goodwill intangible assets and does not permit goodwill to be included in franchise assets. In connection with adopting SFAS No. 142 and Topic D-108 and based on guidance from EITF Issue No. 02-7, we performed an impairment assessment using an independent third-party appraiser for the three asset groups identified. The Company determined that, as of October 1, 2006 and 2005, there had been no impairment to our franchise costs.

Deferred Financing Costs

Deferred financing costs relate to costs, primarily legal and bank facility fees, incurred in securing bank loans and other sources of financing. These costs are amortized over the life of the applicable debt. For the years ended December 31, 2006, 2005 and 2004, we recorded amortization expense of $4.4 million, $4.7 million and $4.5 million.

Stock-Based Compensation

Prior to January 1, 2006, we accounted for our share-based compensation plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and accordingly did not recognize compensation expense for stock options with an exercise price equal to or greater than the market price of the underlying stock at the date of grant.

Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective transition method to record stock-based compensation expense; therefore, prior period results were not restated. SFAS 123(R) requires all share-based payments to employees to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values (see Note 8 “Stock Option Plan and Other Stock Based Compensation”).

In connection with the adoption of SFAS 123(R) we reclassified our deferred stock compensation balance within parthers’ capital to partners’ accumulated capital. The adoption of SFAS 123(R) did not materially impact our statement of operations.

Comprehensive Income

We record the effective portion of certain derivatives’ net unrealized gains as components of comprehensive income.

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

Income Taxes

No provision has been made in the accompanying financial statements for federal, state or local income taxes since our income or loss is reportable by the individual partners in their respective tax returns.

Marketing and Promotional

Marketing and promotional costs are expensed as incurred. Marketing and promotional expenses, net of marketing support (recorded as a reduction to marketing expense), for the years ended December 31, 2006, 2005 and 2004 were $46.9 million, $31.2 million and $18.1 million.

Recent Accounting Pronouncements

In February 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for fiscal years ending after September 15, 2006 or calendar year 2006 for us. Upon completing our evaluation of the requirements of SFAS No. 155, we determined it did not affect our consolidated financial statements.

In September, 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishing a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 or calendar year 2008 for us. We do not expect SFAS No. 157 to have a material impact on the Company’s consolidated financial statements.

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). EITF 06-3 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-3 will be effective for us as of January 1, 2007. We do not expect EITF 06-3 to have a material impact on the Company’s consolidated financial statements.

In July 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 or calendar year 2006 for us. Upon completing our evaluation of the requirements of FIN 48, we determined it did not affect our consolidated financial statements.

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, (“SAB No. 108”). SAB No. 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006 or calendar year 2006 for us. Upon completing our evaluation of the requirements of SAB No. 108, we determined it did not affect our consolidated financial statements.

Reclassifications

Reclassifications have been made to the prior years’ financial statements to conform to those classifications used in 2006.

3. Fixed Assets

	December 31,	December 31,
	2006	2005
	(in thousands)
Land, buildings and improvements	$42,058	$36,768
Cable system equipment	2,654,416	2,365,956
Furniture, fixtures and office equipment	20,990	19,079
	2,717,464	2,421,803
Less: accumulated depreciation and amortization	(1,579,278)	(1,314,232)
Total fixed assets, net	$1,138,186	$1,107,571

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $261.0 million, $237.0 million and $230.6 million.

4. Investments

Oxygen Cable, LLC

Oxygen Cable, LLC (“Oxygen”) is an independent cable television network with programming tailored to the interests of women. On July 9, 2002 we entered into a carriage agreement with Oxygen, whereby we agreed to carry programming content from Oxygen. In October 2006, we agreed to extend the term of the carriage agreement through December 31, 2008. For the years ended December 31, 2006, 2005 and 2004, we paid Oxygen approximately $1.2 million, $440,000 and $0 for programming content. In addition, Oxygen paid us marketing support fees, which we record as a reduction of marketing expense, of approximately $68,000, $40,000 and $440,000 for the years ended December 31, 2006, 2005 and 2004.

Concurrently with the carriage agreement, we entered into an equity issuance agreement with Oxygen. The agreement called for Oxygen to deliver to us shares having an aggregate fair market value as of December 31, 2005 of $3.8 million, and by December 1, 2006 deliver to us additional shares having an aggregate fair market value as of the December 31, 2005 valuation of $2.0 million. Pursuant to the equity issuance agreement, a portion of the monthly programming fees represent our equity investment in Oxygen. In October 2006, in connection with the extension of the carriage term, Oxygen issued shares to us of common stock representing a value as of December 31, 2005 of $5.8 million in full satisfaction of its

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Investments (Continued)

obligation to issue equity to us under the equity issuance agreement. As of December 31, 2006 and December 31, 2005, our carrying value in this investment was $5.8 million and $4.7 million.

5. Debt

Debt consisted of:

	December 31,	December 31,
	2006	2005
	(in thousands)
Note payable to Insight Inc.	$100,000	$100,000
Insight Midwest Holdings Credit Facility	2,286,000	1,404,250
Insight Midwest 9 3/4% Senior Notes	200,000	385,000
Insight Midwest 10 1/2% Senior Notes	—	630,000
	2,586,000	2,519,250
Net unamortized discount on notes	(30,278)	(557)
Market value of interest rate swaps	—	(2,382)
Total debt	$2,555,722	$2,516,311

Insight Midwest Holdings $2.445 Billion Credit Facility

Our wholly owned subsidiary, Insight Midwest Holdings, LLC serves as a borrower under a $2.445 billion senior secured credit facility. Obligations under this credit facility are secured by a pledge of the outstanding equity interests of Insight Midwest Holdings and its subsidiaries.

On October 6, 2006, we entered into a new $2.445 billion senior secured credit facility. The facility is comprised of a $385.0 million A Term Loan scheduled to mature on October 6, 2013, a $1.8 billion B Term Loan scheduled to mature on April 6, 2014 and $260.0 million in revolving commitments scheduled to terminate on October 6, 2012. Insight Midwest Holdings used the proceeds to refinance the existing senior credit facility and to redeem a portion of the outstanding Senior Notes (see below).

On March 28, 2002, we borrowed $100.0 million from Insight Inc. The loan bears annual interest of 9%, compounded semi-annually, has a scheduled maturity date of January 31, 2011 and permits prepayments. Insight Midwest Holdings is permitted under the credit facility to make distributions to us for the purpose of repaying this loan, including accrued interest, provided that there are no defaults existing under the credit facility. During the third and fourth quarters of 2006, we repaid a total of $15.5 million of the loan balance. As of December 31, 2006 and 2005, the balance of the $100.0 million loan, including accrued interest, was $136.1 million and $139.1 million.

Insight Midwest Senior Notes

On October 1, 1999 simultaneously with the closing of the purchase of Insight Kentucky, we completed a $200.0 million offering of 9¾% senior notes due in October 2009. Interest payments on these Senior Notes, which commenced on April 1, 2000, are payable semi-annually on April 1 and October 1.

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Debt (Continued)

On December 17, 2002, we completed a $185.0 million add-on offering under the 9¾% Senior Notes indenture. We received proceeds of $176.9 million. The proceeds of this offering were used to repay a portion of the outstanding revolving loans under the Midwest Holdings Credit Facility.

On November 6, 2000, we completed a $500.0 million offering of 10½% senior notes due in November 2010. We received proceeds of $486.0 million. The proceeds of the offering were used to repay a portion of the outstanding debt under the then existing Insight Indiana and Insight Kentucky credit facilities. On December 9, 2003, we completed a $130.0 million add-on offering under the 10½% Senior Notes indenture. We received proceeds of $140.9 million. The proceeds of this offering were used to repay a portion of the outstanding revolving loans under the Midwest Holdings Credit Facility. All of these 10½% senior notes and $185.0 million principal amount of Insight Midwest’s 9 ¾% senior notes were retired with proceeds from our new $2.445 billion senior secured credit facility on November 7, 2006 as described below.

On November 7, 2006, Insight Midwest Holdings used a portion of the proceeds from the new $2.445 billion senior secured credit facility to redeem all $630.0 million outstanding principal amount of Insight Midwest’s 10½% Senior Notes due November 1, 2010 at a redemption price of 103.5% of the principal amount, plus accrued and unpaid interest, and $185.0 million principal amount of Insight Midwest’s total outstanding $385.0 million of the 9¾% Senior Notes due October 1, 2009 at a redemption price of 101.625% of the principal amount redeemed, plus accrued and unpaid interest. We recorded $1.7 million in other expenses in these transactions.

The Senior Notes are general unsecured obligations and are subordinate to all of our other liabilities, the amounts of which were $2.5 billion and $1.6 billion as of December 31, 2006 and 2005. The Senior Notes contain certain financial and other debt covenants. As of December 31, 2006 we were in compliance with all covenant requirements.

Debt Principal Payments

As of December 31, 2006, the remaining principal payments required on our debt were as follows (in thousands):

2007	$—
2008	9,313
2009	243,062
2010	61,313
2011	180,561
Thereafter	2,091,751
Total	$2,586,000

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

Fair Value Hedges

In July 2003, we entered into three interest rate swap agreements whereby we swapped fixed rates under a tranche of our 10½% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 8.3%, on $185.0 million notional value of debt. These agreements expired on November 1, 2005. We recorded a gain on these swaps of $2.1 million and $36,000 for the years ended December 31, 2005 and 2004, which is included in other income (expense), net.

In December 2003, we entered into an interest rate swap agreement whereby we swapped fixed rates under a different tranche of our 10½% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 5.9%, on $130.0 million notional value of debt. We terminated this agreement as of September 30, 2006 and the cost of termination was included in interest expense. This swap was determined to be perfectly effective in hedging against fluctuations in the fair value of the underlying debt. As such, changes in the fair value of the underlying debt equally offset changes in the value of the interest rate swap in our consolidated balance sheets. The cost of this swap if terminated as of December 31, 2005 was $2.4 million and was recorded in other non-current liabilities and as an adjustment to the carrying value of debt.

Cash Flow Hedges

In October 2006, we entered into two interest rate swap agreements whereby we swapped floating rates for:

•       a fixed rate of 5.240% on $450.0 million notional value of debt which expires in December 2007; and

•       a fixed rate of 5.148% on $400.0 notional million value of debt which expires in December 2008.

At December 31, 2006 we recorded $87,000 of interest receivable related to these agreements. At December 31, 2006, the estimated fair value of these interest rate swap agreements was approximately $306,000.

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Supplemental Cash Flow Information

The following amounts were paid in cash during the years ended December 31:

	2006	2005	2004
	(in thousands)
Interest	$193,266	$188,216	$167,602

8. Stock Option Plan and Other Stock Based Compensation

1999 Equity Incentive Plan

The Insight Inc. 1999 Equity Incentive Plan (the “Plan”) provided for the grant of incentive stock options, nonqualified stock options and restricted stock, as well as other awards such as performance units, performance shares, deferred stock, dividend equivalents and other stock-based awards. The Plan remains in effect, with only deferred stock units remaining outstanding. At December 31, 2006 and 2005, we have recorded $147,000 and $535,000 of deferred compensation for Midwest employees that are eligible to participate in this Plan.

2005 Stock Incentive Plan

On December 16, 2005, concurrently with the going-private merger, the Insight Inc. Board of Directors adopted the 2005 Stock Incentive Plan (the “2005 Plan”). Under the 2005 Plan the Board has the authority to grant awards of shares of its non-voting common stock to officers, directors and employees of Midwest. A total of 3,666,887 shares of Series E Non-Voting Common Stock and 100,000 shares of Series F Non-Voting Common Stock are authorized for issuance under the 2005 Plan. Shares granted under the 2005 Plan require the execution of a subscription agreement.

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

We have excluded all disclosures of option activity, options outstanding, options exercisable and weighted average exercise prices as we believe that the presentation of this information would not be meaningful to the reader of the financial statements because as of the effective time of the merger Insight Inc.’s common stock was no longer publicly traded, all of our options were canceled and other equity interests were converted into equity in the surviving corporation.

Pursuant to SFAS No. 123, we had, prior to the merger, elected to continue to account for employee stock-based compensation under APB Opinion No. 25, using an intrinsic value approach to measure compensation expense. Accordingly, no compensation expense was recognized for options granted to

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stock Option Plan and Other Stock Based Compensation (Continued)

employees under the Plan since all such options were granted at exercise prices equal to or greater than fair market value on the date of grant.

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

At the effective time of the merger, we adjusted each of the deferred stock unit agreements so that, upon delivery at the end of the deferral period, the holder of each deferred stock unit will be entitled to receive one share of Series C Non-Voting Preferred Stock of the surviving corporation for each share of Insight Class A common stock that the holder otherwise would have been entitled to receive prior to the adjustment. We also amended the agreements evidencing the deferred stock units to provide that the deferral period will end on the earlier of i) a change of control or ii) prior thereto upon the later to occur of December 16, 2010 or the employee’s termination of employment. Any deferred stock units that remained unvested at the effective time of the merger will continue to vest according to the schedule set forth in the applicable agreement evidencing the grant of such deferred stock units.

9. Financial Instruments

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. We maintain cash and cash equivalents with various financial institutions and we consider their credit worthiness as a factor in our decision to hold deposits at these institutions. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising our customer base.

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Financial Instruments (Continued)

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

Debt:   The carrying amounts of our borrowings under our credit arrangements approximate fair value as they bear interest at floating rates. The fair value of our Senior Notes and Senior Discount Notes are based on quoted market prices and are listed in the following table:

	Fair Value at	Fair Value at
	December 31,	December 31,
	2006	2005
	(in thousands)
Insight Midwest 9 3/4% Senior Notes	$203,000	$394,600
Insight Midwest 10 1/2% Senior Notes	—	659,100

Interest rate swap agreements:   Interest rate swap agreements are recorded in our financial statements at fair value. The fair value, (cost, if terminated) of such swap agreements was $306,000 and $(2.4) million as of December 31, 2006 and 2005.

10. Related Party Transactions

Managed Systems

On March 17, 2000, we entered into a management agreement with Comcast of Montana/Indiana/Kentucky/Ohio (“Comcast”) (formerly known as InterMedia Partners Southeast), an affiliate of Comcast Cable, to provide management services to cable television systems owned by Comcast. Effective July 31, 2004, the management agreement was terminated by mutual agreement. We recognized management fees in connection with this agreement of $1.4 million for the year ended December 31, 2004.

Programming

We purchase the majority of our programming through affiliates of Comcast Cable. Charges for such programming, including a 1½% administrative fee, were $181.6 million, $157.6 million and $151.0 million for the years ended December 31, 2006, 2005 and 2004. As of December 31, 2006 and 2005, $30.7 million and $29.9 million of accrued programming costs were due to affiliates of Comcast Cable. We believe that the programming rates charged through these affiliates are lower than those available from independent parties.

Telephone Agreements

Prior to December 31, 2004, to facilitate delivery of telephone services, we were party to a joint operating agreement with Comcast Cable that allowed Insight Midwest to deliver to its residential customers, in certain of its service areas, local telephone service provided by Comcast Cable. Under the terms of the agreement, Insight Midwest leased certain capacity on our local network to Comcast Cable. Revenue earned from leased network capacity used in the provision of telephone services was $8.5 million

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Related Party Transactions (Continued)

for the year ended December 31, 2004. In addition, Insight Midwest received additional payments related to certain services and support, including installations, marketing and billing. Fee revenue earned in connection with installations was deferred and amortized over the expected term a telephone customer was expected to maintain their telephone service, then estimated to be three years. Marketing and billing support revenue was recognized in the period such services were performed.

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

Advertising Services

In October 1999, to facilitate the administration of our advertising services in our Kentucky Systems, we entered into an agreement with Comcast Cable, which provided for this affiliate to perform all of our Kentucky advertising sales and related administrative services. Effective September 26, 2004, this agreement was terminated by mutual agreement. We earned advertising revenues from this affiliate of $13.5 million for the year ended December 31, 2004.

Insight Interactive

Effective November 17, 1999, Insight Cable Services entered into a Contribution Agreement with Source Media, Inc., providing for the creation of a joint venture, Insight Interactive LLC. Under the terms of the Contribution Agreement, Source Media contributed its Virtual Modem 2.5 software and the Interactive Channel products and services, including SourceGuide and LocalSource television content. On March 14, 2002, Insight Cable Services purchased the remaining 50% equity interest in Insight Interactive that it did not already own from Source Media. We are currently providing Insight Interactive’s services to customers in some of our systems. For the years ended December 31, 2006, 2005 and 2004, fees for such services totaled $2.2 million, $2.8 million and $2.5 million.

Due to Affiliates

As of December 31, 2006 and 2005, we had amounts owed to Insight LP, our manager, primarily comprised of accrued interest related to our $100.0 million note payable to Insight Inc., incurred but unpaid management fees, calculated as approximately 3% of revenues and other operational expenses.

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

Lease Agreements

We lease equipment and office space under various operating lease arrangements expiring through February 24, 2101. Future minimum rental payments required under such operating leases as of December 31, 2006 were (in thousands):

2007	$2,481
2008	1,783
2009	1,347
2010	682
2011	221
Thereafter	1,218
Total	$7,732

Rental expense on operating leases for the years ended December 31, 2006, 2005 and 2004 was $4.9 million, $4.8 million and $3.6 million.

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

12. Subsequent Event

On February 12, 2007, the Insight Midwest Holdings credit agreement was amended to reduce the applicable margin with respect to the $1.8 billion B Term Loan facility by 25 basis points, or 0.25%.

Report of Independent Registered Public Accounting Firm

The Shareholder of
Insight Capital, Inc.

We have audited the accompanying balance sheets of Insight Capital, Inc. (the “Company”) as of December 31, 2006 and 2005 and the related statements of operations, changes in shareholder’s deficit and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insight Capital, Inc. at December 31, 2006 and 2005 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP
New York, New York
March 6, 2007

INSIGHT CAPITAL, INC.
BALANCE SHEETS
(dollars in thousands, except share amounts)

	December 31, 2006	December 31, 2005
Assets
Cash	$1	$1
Deferred financing costs, net of accumulated amortization of $14,149 and $11,689 as of December 31, 2006 and 2005	8,637	11,092
Total assets	$8,638	$11,093
Liabilities and shareholder’s deficit
Accrued interest	$4,875	$20,409
Total current liabilities	4,875	20,409
Senior notes, to be paid by Insight Midwest, LP	175,675	1,014,443
Total liabilities	180,550	1,034,852
Shareholder’s deficit:
Common stock; $.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Paid-in-capital	1	1
In-substance allocation of proceeds related to senior notes to be paid by Insight Midwest	427,631	(531,616)
Accumulated deficit	(599,544)	(492,144)
Total shareholder’s deficit	(171,912)	(1,023,759)
Total liabilities and shareholder’s deficit	$8,638	$11,093

See accompanying notes

INSIGHT CAPITAL, INC.
STATEMENTS OF OPERATIONS
(dollars in thousands)

	Year Ended December 31,
	2006	2005	2004
Expenses:
Amortization	$(2,455)	$(2,608)	$(2,608)
Interest expense	(104,945)	(104,021)	(103,991)
Net loss	$(107,400)	$(106,629)	$(106,599)

See accompanying notes

INSIGHT CAPITAL, INC.
STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT
(dollars in thousands)

	Additional paid-in- capital	In-substance contributions (allocations) related to senior notes	Accumulated deficit	Total shareholder’s deficit
Balance, January 1, 2004	$1	$(738,992)	$(278,916)	$(1,017,907)
Interest payments made by Insight Midwest on senior notes	—	103,688	—	103,688
Net loss	—	—	(106,599)	(106,599)
Balance, December 31, 2004	1	(635,304)	(385,515)	(1,020,818)
Interest payments made by Insight Midwest on senior notes	—	103,688	—	103,688
Net loss	—	—	(106,629)	(106,629)
Balance, December 31, 2005	1	(531,616)	(492,144)	(1,023,759)
Interest payments made by Insight Midwest on senior notes	—	103,688	—	103,688
Repayments of senior notes, net	—	855,559	—	855,559
Net loss	—	—	(107,400)	(107,400)
Balance, December 31, 2006	$1	$427,631	$(599,544)	$(171,912)

See accompanying notes

INSIGHT CAPITAL, INC.
STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(107,400)	$(106,629)	$(106,599)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accretion of discount on notes	270	333	303
Amortization	2,455	2,608	2,608
Interest expense assumed by affiliate	104,675	103,688	103,688
Net cash provided by operating activities	—	—	—
Net increase in cash	—	—	—
Cash, beginning of year	1	1	1
Cash, end of year	$1	$1	$1
Supplemental non-cash financing activity:
Interest payments made by Insight Midwest	103,688	103,688	103,688

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

Fair Value of Financial Instruments

The fair value of the 9 3/4% Senior Notes as of December 31, 2006 and 2005 was $203.0 million and $394.6 million, respectively. The fair value of the 10 1/2% Senior Notes as of December 31, 2006 and 2005 was $0 and $659.1 million, respectively.

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

Income Taxes

The Company has prepared its income tax provision using the liability method in accordance with Financial Accounting Standards Board Statement No.109, “Accounting for Income Taxes.”  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities and are measured using tax rates that will be in effect when the differences are expected to reverse. As of December 31, 2006 and 2005 the Company had no deferred tax assets or liabilities and no tax provision to record.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

INSIGHT CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

3. Notes Payable

Debt consisted of:

	December 31, 2006	December 31, 2005
	(in thousands)
Insight Midwest 9 3/4% Senior Notes	$200,000	$385,000
Insight Midwest 10 1/2% Senior Notes	—	630,000
	200,000	1,015,000
Net unamortized discount on notes	(24,325)	(557)
Total debt	$175,675	$1,014,443

On October 1, 1999, the Company and Insight Midwest completed a $200.0 million offering of 9 3/4% Senior Notes due in October 2009. The proceeds of the offering were used to repay certain debt of Insight Midwest. Interest payments on these Senior Notes, which commenced on April 1, 2000, are payable semi-annually on April 1 and October 1.

On November 6, 2000, the Company and Insight Midwest completed a $500.0 million offering of 10 1/2% Senior Notes due in November 2010. Insight Midwest received proceeds of $486.0 million. The proceeds of the offering were used to repay certain debt of Insight Midwest. On December 9, 2003, the Company and Insight Midwest completed a $130.0 million add-on offering under the 10 1/2% Senior Notes indenture. Insight Midwest received proceeds of $140.9 million. The proceeds of this offering were used to repay all of the outstanding revolving loans under the Midwest Holdings Credit Facility. All of these 10 1/2% senior notes and $185.0 million principal amount of Insight Midwest’s 9 3/4% senior notes were retired with proceeds from our new $2.445 billion senior secured credit facility on November 7, 2006 as described below.

On November 7, 2006, Insight Midwest Holdings used a portion of the proceeds from the new $2.445 billion senior secured credit facility to redeem all $630.0 million outstanding principal amount of Insight Midwest’s 10½% Senior Notes due November 1, 2010 at a redemption price of 103.5% of the principal amount, plus accrued and unpaid interest, and $185.0 million principal amount of Insight Midwest’s total outstanding $385.0 million of the 9¾% Senior Notes due October 1, 2009 at a redemption price of 101.625% of the principal amount redeemed, plus accrued and unpaid interest. We recorded $1.7 million in other expenses in these transactions.

The Senior Notes are general unsecured obligations and are subordinate to all of our other liabilities, the amounts of which were $2.5 billion and $1.6 billion as of December 31, 2006 and 2005. The Senior Notes contain certain financial and other debt covenants. As of December 31, 2006 we were in compliance with all covenant requirements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSIGHT MIDWEST, L.P.
Date: March 29, 2007	By:	/s/ MICHAEL S. WILLNER
Michael S. Willner, Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ SIDNEY R. KNAFEL	Chairman of the Board of Insight	March 29, 2007
Sidney R. Knafel	Communications Company, Inc.
/s/ MICHAEL S. WILLNER	Chairman and Chief Executive Officer of	March 29, 2007
Michael S. Willner	Registrant, Vice Chairman and Chief Executive Officer of Insight Communications Company, Inc. (Principal Executive Officer)
/s/ DINNI JAIN	President and Chief Operating Officer of	March 29, 2007
Dinni Jain	Registrant and Insight Communications Company, Inc.
/s/ JOHN ABBOT	Executive Vice President and Chief Financial	March 29, 2007
John Abbot	Officer of Registrant and Insight Communications Company, Inc. (Principal Financial Officer)
/s/ DANIEL MANNINO	Senior Vice President and Controller of	March 29, 2007
Daniel Mannino	Registrant and Insight Communications Company, Inc. (Principal Accounting Officer)
/s/ JAMES A. ATTWOOD, Jr.	Director of Insight Communications	March 29, 2007
James A. Attwood, Jr.	Company, Inc.
/s/ MICHAEL J. CONNELLY	Director of Insight Communications	March 29, 2007
Michael J. Connelly	Company, Inc.
/s/ STEPHEN C. GRAY	Director of Insight Communications	March 29, 2007
Stephen C. Gray	Company, Inc.
/s/ AMOS B. HOSTETTER, Jr.	Director of Insight Communications	March 29, 2007
Amos B. Hostetter, Jr.	Company, Inc.
/s/ WILLIAM E. KENNARD	Director of Insight Communications	March 29, 2007
William E. Kennard	Company, Inc.
/s/ GERALDINE B. LAYBOURNE	Director of Insight Communications	March 29, 2007
Geraldine B. Laybourne	Company, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSIGHT CAPITAL, INC.
Date: March 29, 2007	By:	/s/ MICHAEL S. WILLNER
Michael S. Willner, Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ SIDNEY R. KNAFEL	Director	March 29, 2007
Sidney R. Knafel
/s/ MICHAEL S. WILLNER	Chairman, Chief Executive Officer and Director
Michael S. Willner	(Principal Executive Officer)	March 29, 2007
/s/ JOHN ABBOT	Executive Vice President and Chief Financial	March 29, 2007
John Abbot	Officer (Principal Financial Officer)
/s/ DANIEL MANNINO	Senior Vice President and Controller	March 29, 2007
Daniel Mannino	(Principal Accounting Officer)