Form 10-Q
period 2007-03-31
INSIGHT MIDWEST LP; INSIGHT CAPITAL INC
filed 2007-05-15
CIK 1110458, 1110456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒

(Note: As voluntary filers, not subject to the filing requirements, the registrants filed all reports under Section 13 or 15(d) of the Exchange Act during the preceding 12 months.)

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

Insight Midwest, L.P.   —Not Applicable

Insight Capital, Inc.    —Not Applicable

PART I.   FINANCIAL INFORMATION

Item 1.                        Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States. However, in our opinion, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

INSIGHT MIDWEST, LP
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31,	December 31,
	2007	2006
	(unaudited)
Assets
Cash and cash equivalents	$31,789	$39,235
Investments	5,800	5,800
Trade accounts receivable, net of allowance for doubtful accounts of $1,002 and $1,148 as of March 31, 2007 and December 31, 2006	19,703	31,060
Launch funds receivable	220	355
Prepaid expenses and other current assets	7,092	7,748
Total current assets	64,604	84,198
Fixed assets, net	1,147,100	1,138,186
Goodwill	14,684	14,684
Franchise costs	2,357,535	2,357,535
Deferred financing costs, net of accumulated amortization of $24,807 and $24,129 as of March 31, 2007 and December 31, 2006	15,288	15,554
Other non-current assets	1,783	2,265
Total assets	$3,600,994	$3,612,422
Liabilities and partners’ capital
Accounts payable	$44,810	$43,484
Accrued expenses and other current liabilities	36,329	40,101
Accrued property taxes	16,837	13,446
Accrued programming costs (inclusive of $33,964 and $30,677 due to related parties as of March 31, 2007 and December 31, 2006)	51,663	45,880
Deferred revenue	1,457	2,076
Interest payable	47,709	33,440
Due to affiliates	38,876	47,412
Total current liabilities	237,681	225,839
Deferred revenue	493	683
Debt	2,531,772	2,555,722
Other non-current liabilities	317	—
Partners’ capital:
Accumulated other comprehensive income (loss)	(317)	306
Partners’ accumulated capital	831,048	829,872
Total partners’ capital	830,731	830,178
Total liabilities and partners’ capital	$3,600,994	$3,612,422

See accompanying notes

INSIGHT MIDWEST, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2007	2006
Revenue	$339,469	$301,281
Operating costs and expenses:
Programming and other operating costs (exclusive of depreciation and amortization) (inclusive of $51,393 and $43,081 of programming expense incurred through related parties for the three months ended March 31, 2007 and 2006)	120,168	112,084
Selling, general and administrative (inclusive of $71 and $38 of stock-based compensation for the three months ended March 31, 2007 and 2006)	82,133	70,307
Management fees	10,182	9,038
Depreciation and amortization	76,047	62,953
Total operating costs and expenses	288,530	254,382
Operating income	50,939	46,899
Other income (expense):
Interest expense	(50,196)	(52,363)
Interest income	314	513
Other income (expense)	48	(59)
Total other expense, net	(49,834)	(51,909)
Net income (loss)	$1,105	$(5,010)

See accompanying notes

INSIGHT MIDWEST, LP
Consolidated Statements OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2007	2006
Operating activities:
Net income (loss)	$1,105	$(5,010)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	76,047	62,953
Stock-based compensation	71	38
Provision for losses on trade accounts receivable	2,559	2,904
Amortization of note discount	1,050	88
Changes in operating assets and liabilities:
Trade accounts receivable	8,798	6,773
Launch funds receivable	135	387
Prepaid expenses and other assets	1,120	(2,532)
Accounts payable	1,326	(6,987)
Interest payable	14,269	26,126
Accrued expenses and other liabilities	(11,884)	2,569
Net cash provided by operating activities	94,596	87,309
Investing activities:
Purchase of fixed assets	(76,639)	(57,100)
Sale of fixed assets	9	335
Purchase of investments	—	(257)
Net cash used in investing activities	(76,630)	(57,022)
Financing activities:
Repayment of credit facilities	(25,000)	(20,875)
Debt issuance costs	(412)	—
Other	—	(4)
Net cash used in financing activities	(25,412)	(20,879)
Net increase (decrease) in cash and cash equivalents	(7,446)	9,408
Cash and cash equivalents, beginning of period	39,235	24,853
Cash and cash equivalents, end of period	$31,789	$34,261

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

Through our wholly owned operating subsidiaries, Insight Communications Midwest, LLC (“Insight Communications Midwest”), Insight Communications of Central Ohio, LLC (“Insight Ohio”) and Insight Kentucky Partners II, L.P. (“Insight Kentucky”), we own and operate cable television systems in Illinois, Indiana, Kentucky and Ohio which passed approximately 2.5 million homes and had approximately 1.4 million customer relationships as of March 31, 2007.

The accompanying consolidated financial statements include the accounts of Insight Midwest Holdings, LLC, our wholly-owned subsidiary which owns 100% of the outstanding equity of our operating subsidiaries, and Insight Capital, Inc., our wholly-owned subsidiary formed for the sole purpose of being the co-issuer of our senior notes, which allows certain investors the ability to be holders of the debt. Reclassifications have been made to the prior year’s financial statements to conform to those classifications used in 2007.

On April 1, 2007, our partnership agreement was amended, and Insight LP agreed with Comcast Cable on a division of our assets and liabilities. Upon completion of the transaction, we will own 100% of the cable systems serving customers in Louisville, Lexington, Bowling Green and Covington, Kentucky, in Evansville, Indiana, and in Columbus, Ohio, and Comcast Cable will own 100% of the cable systems serving customers in Rockford/Dixon, Quincy/Macomb, Springfield, Peoria and Champaign/Urbana, Illinois and in Bloomington, Anderson, Lafayette and Kokomo, Indiana. Pending completion of the transaction, Insight LP will continue to serve as our general partner and control and manage all of our cable systems. Insight LP will continue to include the results of our operations in its consolidated financial statements. In conjunction with the division of assets and liabilities, the Insight systems group was initially allocated approximately $1,259.6 billion of our debt and the Comcast systems group was initially allocated approximately $1,335.4 billion of our debt. The closing is subject to closing conditions, including local governmental approvals and regulatory approvals, and is expected to be completed by the end of 2007.

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

In management’s opinion, the consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Responsibility for Interim Financial Statements (Continued)

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007 or any other interim period.

3.   Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS No. 159”). SFAS No. 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. This statement is effective for us beginning January 1, 2008. We do not expect SFAS No. 159 to have a material impact on our consolidated financial statements.

4.   Investments

Oxygen Cable, LLC

Oxygen Cable, LLC (“Oxygen”) is an independent cable television network with programming tailored to the interests of women. On July 9, 2002, we entered into a carriage agreement with Oxygen, whereby we agreed to carry programming content from Oxygen. In October 2006, we agreed to extend the term of the carriage agreement through December 31, 2008.

Concurrently with the carriage agreement, we entered into an equity issuance agreement with Oxygen. The agreement called for Oxygen to deliver to us shares having an aggregate fair market value as of December 31, 2005 of $3.8 million, and by December 1, 2006 deliver to us additional shares having an aggregate fair market value as of the December 31, 2005 valuation of $2.0 million. Pursuant to the equity issuance agreement, a portion of the monthly programming fees represent our equity investment in Oxygen. In October 2006, in connection with the extension of the carriage term, Oxygen issued shares to us of common stock representing a value as of December 31, 2005 of $5.8 million in full satisfaction of its obligation to issue equity to us under the equity issuance agreement. We are accounting for our investment in Oxygen under the cost method. As of March 31, 2007 and December 31, 2006, our carrying value of this investment was $5.8 million.

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   Fixed Assets

Fixed assets consisted of:

	March 31,	December 31,
	2007	2006
	(unaudited)
	(in thousands)
Land, buildings and improvements	$42,374	$42,058
Cable system equipment	2,730,509	2,654,416
Furniture, fixtures and office equipment	21,180	20,990
	2,794,063	2,717,464
Less: accumulated depreciation and amortization	(1,646,963)	(1,579,278)
Total fixed assets, net	$1,147,100	$1,138,186

We recorded depreciation expense of $67.8 million and $61.7 million for the three months ended March 31, 2007 and 2006.

6.   Debt

Debt consisted of:

	March 31,	December 31,
	2007	2006
	(unaudited)
	(in thousands)
Note payable to Insight Inc.	$100,000	$100,000
Insight Midwest Holdings Credit Facility	2,261,000	2,286,000
Insight Midwest 9 3/4% Senior Notes	200,000	200,000
	2,561,000	2,586,000
Net unamortized discount	(29,228)	(30,278)
Total debt	$2,531,772	$2,555,722

Insight Midwest Holdings $2.445 Billion Credit Facility

Our wholly owned subsidiary, Insight Midwest Holdings, LLC, serves as borrower under a $2.445 billion senior secured credit facility. Obligations under this credit facility are secured by a pledge of the outstanding equity interests of Insight Midwest Holdings and its subsidiaries. The facility is comprised of a $385.0 million A Term Loan scheduled to mature on October 6, 2013, a $1.8 billion B Term Loan scheduled to mature on April 6, 2014 and $260.0 million in revolving commitments scheduled to terminate on October 6, 2012. Insight Midwest Holdings used the proceeds to refinance the existing senior credit facility and to redeem a portion of the outstanding Senior Notes. As of March 31, 2007 we were in compliance with the credit facility’s covenant requirements.

On March 28, 2002, we borrowed $100.0 million from Insight Inc. The loan bears annual interest of 9%, compounded semi-annually, has a scheduled maturity date of January 31, 2011 and permits prepayments. Insight Midwest Holdings is permitted under the credit facility to make distributions to us for the purpose of repaying this loan, including accrued interest, provided that there are no defaults existing under the credit facility. During the three months ended March 31, 2007, we repaid a total of

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Debt (Continued)

$4.5 million of the loan balance. As of March 31, 2007 and December 31, 2006, the balance of the $100.0 million loan, including accrued interest, was $134.6 million and $136.1 million.

Debt Principal Payments

As of March 31, 2007, the remaining principal payments required on our debt were as follows (in thousands):

2007	$—
2008	9,312
2009	242,063
2010	61,313
2011	180,562
Thereafter	2,067,750
Total	$2,561,000

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

Cash Flow Hedges

In October 2006, we entered into two interest rate swap agreements that were determined to be effective cash flow hedges whereby we swapped floating rates for:

•       a fixed rate of 5.240% on $450.0 million notional value of debt which expires in December 2007; and

•       a fixed rate of 5.148% on $400.0 million notional value of debt which expires in December 2008.

At March 31, 2007 and December 31, 2006, the estimated fair value (cost if terminated) of these interest rate swap agreements were approximately ($317,000) and $306,000.

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   Related Party Transactions

Programming

We purchase the majority of our programming through affiliates of Comcast Cable. Charges for such programming, including a 1½% administrative fee, were $51.4 million and $43.1 million for the three months ended March 31, 2007 and 2006. As of March 31, 2007 and December 31, 2006, $34.0 million and $30.7 million of accrued programming costs were due to affiliates of Comcast Cable. We believe that the programming rates charged through these affiliates are lower than those available from independent parties. Upon the completion of the division of assets and liabilities described in Note 1, we will no longer have the right to purchase programming services for our systems through this affiliate arrangement.

Insight Interactive

Effective November 17, 1999, Insight Cable Services entered into a Contribution Agreement with Source Media, Inc., providing for the creation of a joint venture, Insight Interactive LLC. Under the terms of the Contribution Agreement, Source Media contributed its Virtual Modem 2.5 software and the Interactive Channel products and services, including SourceGuide and LocalSource television content. On March 14, 2002, Insight Cable Services purchased the remaining 50% equity interest in Insight Interactive that it did not already own from Source Media. We are currently providing Insight Interactive’s services to customers in some of our systems. For the three months ended March 31, 2007 and 2006, fees for such services totaled $567,000 and $831,000.

Due To Affiliates

As of March 31, 2007 and December 31, 2006, we had amounts owed to Insight LP, our manager, primarily comprised of accrued interest related to our $100.0 million note payable to Insight Inc., incurred but unpaid management fees, calculated as approximately 3% of revenues, capital expenditures and other operational expenses.

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

INSIGHT CAPITAL, INC.
BALANCE SHEETS
(dollars in thousands, except share and per share amounts)

	March31,	December 31,
	2007	2006
	(unaudited)
Assets
Cash	$1	$1
Deferred financing costs, net of accumulated amortization of $14,579 and $14,149 as of March 31, 2007 and December 31, 2006	8,207	8,637
Total assets	$8,208	$8,638
Liabilities and shareholder’s deficit
Accrued interest	$9,750	$4,875
Total current liabilities	9,750	4,875
Senior notes, to be paid by Insight Midwest, LP	176,725	175,675
Total liabilities	186,475	180,550
Shareholder’s deficit:
Common stock; $.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Paid-in-capital	1	1
In-substance allocation of proceeds related to senior notes to be paid by Insight Midwest	427,631	427,631
Accumulated deficit	(605,899)	(599,544)
Total shareholder’s deficit	(178,267)	(171,912)
Total liabilities and shareholder’s deficit	$8,208	$8,638

See accompanying notes

INSIGHT CAPITAL, INC.
STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2007	2006
Expenses:
Amortization	$(430)	$(652)
Interest expense	(5,925)	(26,010)
Net loss	$(6,355)	$(26,662)

See accompanying notes

INSIGHT CAPITAL, INC.
STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(6,355)	$(26,662)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accretion of discount on notes	1,050	88
Amortization	430	652
Interest expense assumed by affiliate	4,875	25,922
Net cash provided by operating activities	—	—
Net increase in cash	—	—
Cash, beginning of period	1	1
Cash, end of period	$1	$1

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

In management’s opinion, the financial statements reflect all adjustments considered necessary for a fair presentation of the statement of financial position as of the interim dates presented. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes to financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This quarterly report on Form 10-Q contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of our company, including, without limitation, statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions. We believe it is important to communicate management’s expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2006, as well as any other cautionary language in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this quarterly report could have a material adverse effect on our business, operating results and financial condition. Examples of these risks include:

•       All of the services offered by our company face a wide range of competition that could adversely affect our future results of operations;

•       We have substantial debt and have significant interest payment requirements, which may adversely affect our ability to obtain financing in the future to fund our operations and our ability to react to changes in our business;

•       Upon completion of the transfer to a subsidiary of Comcast Corporation of the assets comprising its systems group, we will face new challenges as a smaller company, including operating at lower margins;

•       The terms of Insight Midwest Holdings’ credit facility may limit our ability to access the cash flow of our subsidiaries;

•       Our programming costs are substantial, and they are expected to increase, particularly as a result of the pending transfer to Comcast of the assets comprising its systems group; and

•       General business conditions, economic uncertainty or slowdown, and the effects of governmental regulation could adversely affect our future results of operations.

We do not undertake any obligation to publicly update or release any revisions to these forward-looking statements to reflect events or circumstances after the date that this report is filed with the SEC or to reflect the occurrence of unanticipated events, except as required by law.

Overview

Our revenues are earned from customer fees for cable television video services including basic, classic, digital, premium, video-on-demand and ancillary services, such as rental of converters, remote control devices and installations. In addition, we earn revenues from providing high-speed Internet services, selling advertising, providing telephone services, and commissions for products sold through home shopping networks.

The following table is derived from our consolidated financial statements that are included in this report and sets forth certain statement of operations data for our consolidated operations:

	Three Months Ended March 31,
	2007	2006
	(unaudited)
	(in thousands)
Revenue	$339,469	$301,281
Operating costs and expenses:
Programming and other operating costs	120,168	112,084
Selling, general and administrative	82,133	70,307
Management Fees	10,182	9,038
Depreciation and amortization	76,047	62,953
Total operating costs and expenses	288,530	254,382
Operating income	50,939	46,899
Interest expense	50,196	52,363
Net income (loss)	1,105	(5,010)
Net cash provided by operating activities	94,596	87,309
Net cash used in investing activities	76,630	57,022
Net cash used in financing activities	25,412	20,879
Capital expenditures	76,639	57,100

Use of Adjusted Operating Income before Depreciation and Amortization and Free Cash Flow

We utilize Adjusted Operating Income before Depreciation and Amortization, (defined as operating income before depreciation, amortization and non-cash stock-based compensation) among other measures, to evaluate the performance of our businesses. Adjusted Operating Income before Depreciation and Amortization is considered an important indicator of the operational strength of our businesses and is a component of our annual compensation programs. In addition, our debt agreements use Adjusted Operating Income before Depreciation and Amortization, adjusted for certain non-recurring items, in our leverage and other covenant calculations. We also use this measure to determine how we will allocate resources and capital. Our management finds this measure helpful because it captures all of the revenue and ongoing operating expenses of our businesses and therefore provides a means to directly evaluate the ability of our business operations to generate returns and to compare operating capabilities across our businesses. This measure is also used by equity and fixed income research analysts in their reports to investors evaluating our businesses and other companies in the cable television industry. We believe Adjusted Operating Income before Depreciation and Amortization is useful to investors and bondholders because it enables them to assess our performance in a manner similar to the methods used by our management and provides a measure that can be used to analyze, value and compare companies in the cable television industry, which may have different depreciation, amortization and stock-based compensation policies.

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

Free Cash Flow is net cash provided by operating activities (as defined by accounting principles generally accepted in the United States) less capital expenditures. Free Cash Flow is considered to be an important indicator of our liquidity, including our ability to repay indebtedness. We believe Free Cash Flow is useful for investors and bondholders because it enables them to assess our ability to service our debt and to fund continued growth with internally generated funds in a manner similar to the methods used by our management, and provides a measure that can be used to analyze, value and compare companies in the cable television industry.

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

	Three Months Ended March 31,
	2007	2006
	(unaudited)
	(in thousands)
Net income (loss)	$1,105	$(5,010)
Other (income) expense:
Other	(48)	59
Interest income	(314)	(513)
Interest expense	50,196	52,363
Total other expense, net	49,834	51,909
Operating income	50,939	46,899
Depreciation and amortization	76,047	62,953
Stock-based compensation	71	38
Adjusted Operating Income before Depreciation and Amortization	$127,057	$109,890

Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow

The following table provides a reconciliation from net cash provided by operating activities to Free Cash Flow. In addition, the table provides the components from net cash provided by operating activities to operating income for purposes of the discussions that follow.

	Three Months Ended March 31,
	2007	2006
	(unaudited)
	(in thousands)
Operating income	$50,939	$46,899
Depreciation and amortization	76,047	62,953
Stock-based compensation	71	38
Adjusted Operating Income before Depreciation and Amortization	127,057	109,890
Changes in working capital accounts(1)	(157)	506
Cash paid for interest	(32,304)	(23,087)
Net cash provided by operating activities	94,596	87,309
Capital expenditures	(76,639)	(57,100)
Free Cash Flow	$17,957	$30,209

(1)          Changes in working capital accounts are based on the net cash changes in current assets and current liabilities, excluding charges related to interest and taxes and other non-cash expenses.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenue for the three months ended March 31, 2007 totaled $339.5 million, an increase of 13% over the prior year, due primarily to Revenue Generating Unit (“RGU”) growth across all of our services, as well as video rate increases. High-speed Internet service revenue increased 23% over the prior year, which was attributable to an increased customer base and was partially offset by lower average revenue per customer due to promotional discounts. We added a net 44,800 high-speed Internet customers during the quarter to end at 656,000 customers.

Basic cable service revenue increased 6% due to an increased customer base and video rate increases, partially offset by promotional discounts. We added a net 21,200 basic customers during the quarter to end at 1,344,000 customers. In addition, digital service revenue increased 28% over the prior year due to an increased customer base and a $1.60 increase in digital average revenue per customer. We added a net 32,200 digital customers during the quarter to end at 653,800 customers.

We have been increasing our customer growth and retention efforts by increasing spending on sales and marketing efforts, emphasizing bundling and enhancing and differentiating our video services with video-on-demand, high definition television and digital video recorders. We are also continuing to focus on improving customer satisfaction through higher service levels and increased customer education of our product offerings.

To increase our bundling opportunities and extend our growth potential in future years, we, during the second half of 2006 and in January 2007, successfully rolled out our telephone product in eight previously unserved districts. As a result, we added a net 24,400 telephone customers during the quarter to end at 147,800 customers.

Revenue by service offering was as follows for the three months ended March 31 (dollars in thousands):

	Revenue by Service Offering
	Three Months Ended March 31, 2007	% of Total Revenue	Three Months Ended March 31, 2006	% of Total Revenue	% Change in Revenue
Basic	$168,151	49.5%	$158,207	52.5%	6.3%
High-Speed Internet	69,531	20.5%	56,497	18.8%	23.1%
Digital	40,540	11.9%	31,723	10.5%	27.8%
Advertising	17,385	5.1%	17,697	5.9%	–1.8%
Telephone	15,803	4.7%	11,355	3.8%	39.2%
Premium	14,195	4.2%	13,394	4.4%	6.0%
Franchise fees	7,998	2.4%	7,354	2.4%	8.8%
Other	5,866	1.7%	5,054	1.7%	16.1%
Total	$339,469	100.0%	$301,281	100.0%	12.7%

Total Customer Relationships were 1,426,300 as of March 31, 2007, an increase of 49,500 from 1,376,800 as of March 31, 2006. Total Customer Relationships represent the number of customers who receive one or more of our products (i.e., basic cable, high-speed Internet or telephone) without regard to which product they purchase.

In the quarter ended March 31, 2007, we added 122,600 RGUs which represent the sum of basic, digital, high-speed Internet and telephone customers, and as of March 31, 2007 had 2,801,600 RGUs, an increase of 13% from March 31, 2006. RGUs by category were as follows (in thousands):

	March 31, 2007	March 31, 2006
Basic	1,344.0	1,306.7
High-speed Internet	656.0	514.8
Digital	653.8	560.5
Telephone	147.8	99.7
Total RGUs	2,801.6	2,481.7

Average monthly revenue per basic customer was $84.86 for the three months ended March 31, 2007, compared to $77.60 for the three months ended March 31, 2006. This primarily reflects the continued growth of high-speed Internet and video product offerings in all markets, as well as video rate increases.

Programming and other operating costs increased $8.1 million, or 7%. Increases in programming rates, customers and the addition of new programming content were significant drivers of the cost increase for the quarter ended March 31, 2007. For the quarter ended March 31, 2006, programming costs reflected certain programming credits resulting from favorable resolution of pricing negotiations related to certain prior period programming costs that were accrued at a higher rate than the amount actually paid. Programming credits for the quarter ended March 31, 2007 were significantly lower, causing overall programming costs increases to be greater. Direct operating costs decreased due to decreases in our high-speed Internet services costs as the company, in 2006, transitioned its Internet services in-house and realized both cost savings and operational benefits from this investment even while increasing our customer base. These decreases were partially offset by an increase in telephone cost of service as we successfully rolled out this product in eight previously unserved districts during the second half of 2006 and in January 2007.

Selling, general and administrative expenses increased $11.8 million, or 17%, primarily due to increased payroll, payroll-related costs and temporary help associated with an increase in the number of employees and salary increases for existing employees. The increase in the number of employees represents investments in sales and marketing, customer care and information technology personnel to continue to upgrade and enhance our product offerings, manage our increasingly complex network and increase customer satisfaction. A portion of the information technology personnel increases were directly related to the transition of our Internet services in-house. Marketing expenses increased over the prior year to support the continued rollout of high-speed Internet, digital and telephone products, and to grow our core video customer base. Franchise fees, customer billing and collection fees increased primarily due to the increase in our revenues and our customer base.

Management fees increased $1.2 million or 13% to $10.2 million for the three months ended March 31, 2007 from $9.0 million for the three months ended Mach 31, 2006. Management fees, equal to approximately 3% of revenues, are paid to Insight LP.

Depreciation and amortization expense increased $13.1 million or 21% primarily as a result of an increased level of capital expenditures through March 31, 2007. These expenditures were primarily for purchases of customer premise equipment, installation labor and materials, capitalized labor, headend equipment, network extensions and network capacity and bandwidth increases, all of which we consider necessary in order to continue to maintain and grow our customer base and expand our service offerings. Partially offsetting this increase was a decrease in depreciation expense related to certain assets that have become fully depreciated since March 31, 2006.

As a result of the factors discussed above, Adjusted Operating Income before Depreciation and Amortization increased $17.2 million to $127.1 million, an increase of 16% over the prior year’s quarter.

Interest expense decreased $2.2 million, or 4%, because of lower interest rates, which averaged 7.9% for the three months ended March 31, 2007, as compared to 8.4% for the three months ended March 31, 2006, and as a result of the redemption of our 10½% senior notes and a portion of our 9¾% senior notes with the proceeds from our new credit facility in the fourth quarter of 2006.

Liquidity and Capital Resources

Our business requires cash for operations, debt service and capital expenditures. The cable television business has substantial ongoing capital requirements for the provision of new services and the construction, expansion and maintenance of its broadband networks. In the past, expenditures have been made for various purposes including the upgrade of the existing cable network, and will continue to be made for customer premise equipment (e.g., set-top boxes), installation and deployment of new product and service offerings, capitalized payroll, network capacity, bandwidth increases, network extensions, and, to a lesser extent, network upgrades. Historically, we have been able to meet our cash requirements with cash flow from operations, borrowings under our credit facilities and issuances of private and public debt and equity.

Cash provided by operations for the three months ended March 31, 2007 and 2006 was $94.6 million and $87.3 million. The increase was primarily attributable to the increase in non-cash items, specifically depreciation and amortization and the decrease in our net loss. These increases were partially offset by a decrease in interest payable because of the redemption of our 10½% senior notes and a portion of our 9¾% senior notes and the refinancing of our credit facility in the fourth quarter of 2006.

Cash used in investing activities for the three months ended March 31, 2007 and 2006 was $76.6 million and $57.0 million and was primarily for capital expenditures. These expenditures principally constituted purchases of customer premise equipment, installation labor and materials and capitalized labor, all of which are necessary to grow our customer base and expand our service offerings. The increase in capital expenditures was driven primarily by increases in customer premise equipment purchases and installation labor and material expenditures.

Cash used in financing activities for the three months ended March 31, 2007 and 2006 was $25.4 million and $20.9 million. These expenditures were primarily for the repayment of our credit facility.

Free Cash Flow for the three months ended March 31, 2007 totaled $18.0 million compared to $30.2 million for the three months ended March 31, 2006. This decrease in Free Cash Flow from March 31, 2006 to March 31, 2007 of $12.2 million was primarily driven by the following:

•       A $19.5 million increase in capital expenditures; and

•       A $9.2 million increase in cash interest expense paid primarily driven by the refinancing of our credit facility in the fourth quarter of 2006. We pay interest quarterly on the new credit facility and paid interest semi-annually (in Q2 and Q4) on the bonds it refinanced.

These increased uses of cash were offset by:

•       A $17.2 million increase in Adjusted Operating Income before Depreciation and Amortization.

We have a substantial amount of debt. Our high level of debt could have important consequences. Our principal source of cash we need to pay our obligations and to repay the principal amount of our debt obligations is the cash that our subsidiaries generate from their operations and their borrowings. We believe that the Insight Midwest Holdings credit facility, cash on-hand and our cash flow from operations are sufficient to support our current operating plan. As of March 31, 2007 we had the ability to draw upon $174.7 million of unused availability under the Insight Midwest Holdings credit facility to fund any shortfall resulting from the inability of our cash from operations to fund our capital expenditures, meet our debt service requirements or otherwise fund our operations. As of March 31, 2007 we were in compliance with all covenants under our credit agreement.

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

On April 1, 2007, our partnership agreement was amended, and our manager agreed with Comcast on a division of our assets and liabilities. Upon completion of the transaction, we will own 100% of the cable systems serving customers in Louisville, Lexington, Bowling Green and Covington, Kentucky, in Evansville, Indiana, and in Columbus, Ohio, and Comcast will own 100% of the cable systems serving customers in Rockford/Dixon, Quincy/Macomb, Springfield, Peoria and Champaign/Urbana, Illinois and in Bloomington, Anderson, Lafayette and Kokomo, Indiana. Pending completion of the transaction, our manager will continue to serve as our general partner and control and manage all of our cable systems. Our manager will continue to include the results of our operations in its consolidated financial statements. In conjunction with the division of assets and liabilities, the Insight systems group was initially allocated approximately $1,259.6 billion of our debt and the Comcast systems group was initially allocated approximately $1,335.4 billion of our debt. The closing is subject to closing conditions, including local governmental approvals and regulatory approvals, and is expected to be completed by the end of 2007.

The credit facility has been structured to survive the division, subject to certain conditions, including:

•       pro forma financial covenant compliance upon consummation of the division;

•       compliance with the financial covenants for the remaining life of the credit facility; and

•       there shall not have occurred and be continuing any event of default that would continue after giving effect to the division.

Subject to pro forma financial covenant compliance, any cash received as a result of the division may be applied, at our manager’s option, to: (a) repay the remaining 9 ¾% senior notes, (b) repay the Insight Inc. 12 ¼% senior discount notes, (c) repay the $100.0 million intercompany note, (d) prepay the Term Loans on a pro rata basis, (e) repay other debt and/or (f) for general corporate purposes. After the occurrence of the division, the margin with respect to the Term Loan B will increase by 50 basis points, or 0.50%, if and for so long as the Insight Midwest Holdings’ leverage ratio exceeds 6.50:1.00. Upon the occurrence of the division, the maximum leverage permitted will increase by 0.50:1.00.

The following table summarizes our contractual obligations and commitments, excluding interest and commitments for programming, as of March 31, 2007, including periods in which the related payments are due (unaudited, in thousands):

	Contractual Obligations
	Long-Term Debt	Operating Leases	Total
2007	$—	$1,965	$1,965
2008	9,312	1,954	11,266
2009	242,063	1,527	243,590
2010	61,313	843	62,156
2011	180,562	374	180,936
Thereafter	2,067,750	2,019	2,069,769
Total cash obligations	$2,561,000	$8,682	$2,569,682

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

The aggregate fair market value and aggregate carrying value of our 9¾% senior notes was $202.5 million and $200.0 million as of March 31, 2007. The fair market value of our credit facility borrowings approximates its carrying value as the credit facility borrowings bear interest at floating rates of interest. As of March 31, 2007, the cost, if terminated, of our interest rate swap agreements was $317,000 and is reflected in our financial statements as other non-current liabilities. Changes in the fair value of our interest rate derivative financial instruments are either recognized in income or in stockholders’ equity as a component of other comprehensive income (loss) depending on whether the derivative financial instruments qualify for hedge accounting.

Item 4.                        Controls and Procedures

Under the supervision and with the participation of Insight Midwest’s management, including its Chief Executive Officer and Chief Financial Officer, Insight Midwest evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2007. Based upon that evaluation, its Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective.

There has not been any change in Insight Midwest’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Under the supervision and with the participation of Insight Capital’s management, including its Chief Executive Officer and Chief Financial Officer, Insight Capital evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2007. Based upon that evaluation, its Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective.

There has not been any change in Insight Capital’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2006.

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

Date: May 15, 2007	INSIGHT MIDWEST, L.P.
By: /s/ JOHN ABBOT
John Abbot
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2007	INSIGHT CAPITAL, INC.
By: /s/ JOHN ABBOT
John Abbot
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)