Form 10-Q
period 2007-06-30
INSIGHT MIDWEST LP; INSIGHT CAPITAL INC
filed 2007-08-14
CIK 1110458, 1110456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

INSIGHT MIDWEST, LP
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30,	December 31,
	2007	2006
	(unaudited)
Assets
Cash and cash equivalents	$36,934	$39,235
Trade accounts receivable, net of allowance for doubtful accounts of $1,171 and $1,148 as of June 30, 2007 and December 31, 2006	30,414	31,060
Prepaid expenses and other current assets	8,580	8,103
Total current assets	75,928	78,398
Fixed assets, net	1,132,047	1,138,186
Goodwill	14,684	14,684
Franchise costs	2,357,535	2,357,535
Deferred financing costs, net of accumulated amortization of $25,490 and $24,129 as of June 30, 2007 and December 31, 2006	14,605	15,554
Investments	5,800	5,800
Other non-current assets	2,697	2,265
Total assets	$3,603,296	$3,612,422
Liabilities and partners’ capital
Accounts payable	$36,796	$43,484
Accrued expenses and other current liabilities	49,123	40,101
Accrued property taxes	19,551	13,446
Accrued programming costs (inclusive of $34,614 and $30,677 due to related parties as of June 30, 2007 and December 31, 2006)	52,668	45,880
Deferred revenue	991	2,076
Interest payable	43,874	33,440
Due to affiliates	41,604	47,412
Total current liabilities	244,607	225,839
Deferred revenue	291	683
Debt	2,512,825	2,555,722
Partners’ capital:
Accumulated other comprehensive income	—	306
Partners’ accumulated capital	845,573	829,872
Total partners’ capital	845,573	830,178
Total liabilities and partners’ capital	$3,603,296	$3,612,422

See accompanying notes

Insight MIDWEST, LP
Consolidated statements of operations
(unaudited)
(dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenue	$355,503	$311,717	$694,972	$612,998
Operating costs and expenses:
Programming and other operating costs (exclusive of depreciation and amortization) (inclusive of $51,638 and $102,927, and $44,257 and $87,338 of programming expense incurred through related parties for the three and six months ended June 30, 2007 and 2006)	122,545	113,613	242,713	225,697
Selling, general and administrative (inclusive of $27 and $98, and $38 and $76 of stock-based compensation for the three and six months ended June 30, 2007 and 2006)	88,443	73,517	170,576	143,824
Management fees	10,612	9,345	20,794	18,383
Depreciation and amortization	71,257	66,016	147,304	128,969
Total operating costs and expenses	292,857	262,491	581,387	516,873
Operating income	62,646	49,226	113,585	96,125
Other income (expense):
Interest expense	(48,832)	(53,689)	(99,028)	(106,052)
Interest income	250	154	564	667
Other income	434	89	482	30
Total other expense, net	(48,148)	(53,446)	(97,982)	(105,355)
Net income (loss)	$14,498	$(4,220)	$15,603	$(9,230)

See accompanying notes

INSIGHT MIDWEST, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2007	2006
Operating activities:
Net income (loss)	$15,603	$(9,230)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	147,304	128,969
Stock-based compensation	98	76
Provision for losses on trade accounts receivable	6,906	7,026
Amortization of note discount	2,103	178
Changes in operating assets and liabilities:
Trade accounts receivable	(6,260)	(4,617)
Prepaid expenses and other assets	(915)	(2,922)
Accounts payable	(6,688)	1,160
Interest payable	10,434	142
Accrued expenses and other liabilities	6,564	14,247
Net cash provided by operating activities	175,149	135,029
Investing activities:
Purchase of fixed assets	(132,077)	(140,687)
Sale of fixed assets	39	503
Purchase of investments	—	(518)
Net cash used in investing activities	(132,038)	(140,702)
Financing activities:
Repayment of credit facilities	(55,000)	(41,750)
Net proceeds from borrowings under credit facilities	10,000	25,000
Debt issuance costs	(412)	—
Other	—	(4)
Net cash used in financing activities	(45,412)	(16,754)
Net decrease in cash and cash equivalents	(2,301)	(22,427)
Cash and cash equivalents, beginning of period	39,235	24,853
Cash and cash equivalents, end of period	$36,934	$2,426

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

Through our wholly owned operating subsidiaries, Insight Communications Midwest, LLC (“Insight Communications Midwest”), Insight Communications of Central Ohio, LLC (“Insight Ohio”) and Insight Kentucky Partners II, L.P. (“Insight Kentucky”), we own and operate cable television systems in Illinois, Indiana, Kentucky and Ohio which passed approximately 2.5 million homes and had approximately 1.4 million customer relationships as of June 30, 2007.

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

On April 1, 2007, our partnership agreement was amended, and Insight LP agreed with Comcast Cable on a division of our assets and liabilities. Upon completion of the transaction, we will own 100% of the cable systems serving customers in Louisville, Lexington, Bowling Green and Covington, Kentucky, in Evansville, Indiana, and in Columbus, Ohio, (the “Insight Systems Group”) and Comcast Cable will own 100% of the cable systems serving customers in Rockford/Dixon, Quincy/Macomb, Springfield, Peoria and Champaign/Urbana, Illinois and in Bloomington, Anderson, Lafayette and Kokomo, Indiana (the “Comcast Systems Group”). Pending completion of the transaction, Insight LP will continue to serve as our general partner and control and manage all of our cable systems. Insight LP will continue to include the results of our operations in its consolidated financial statements. In conjunction with the division of assets and liabilities, the Insight Systems Group was initially allocated approximately $1,259.6 billion of our debt and the Comcast Systems Group was initially allocated approximately $1,335.4 billion of our debt. The closing is subject to closing conditions, including local governmental approvals and regulatory approvals, and is expected to be completed by the end of 2007. Subsequent to April 1, 2007, earnings and losses accrue to the respective partner’s based on the actual results of the Insight Systems Group and the Comcast Systems Group.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007 or any other interim period.

3.   Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishing a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 or calendar year 2008 for us. We do not expect SFAS No. 157 to have a material impact on our consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS No. 159”). SFAS No. 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. This statement is effective for us beginning January 1, 2008. We do not expect SFAS No. 159 to have a material impact on our consolidated financial statements.

4.   Investments

Oxygen Cable, LLC

Oxygen Cable, LLC (“Oxygen”) is an independent cable television network with programming tailored to the interests of women. On July 9, 2002, we entered into a carriage agreement with Oxygen, whereby we agreed to carry programming content from Oxygen. In October 2006, we agreed to extend the term of the carriage agreement through December 31, 2008.

Concurrently with the carriage agreement, we entered into an equity issuance agreement with Oxygen. Pursuant to the equity issuance agreement, a portion of the monthly programming fees through December 31, 2006 represented our equity investment in Oxygen. We are accounting for our investment in Oxygen under the cost method. As of June 30, 2007 and December 31, 2006, our carrying value of this investment was $5.8 million.

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   Fixed Assets

Fixed assets consisted of:

	June 30,	December 31,
	2007	2006
	(unaudited)
	(in thousands)
Land, buildings and improvements	$42,948	$42,058
Cable system equipment	2,784,967	2,654,416
Furniture, fixtures and office equipment	21,397	20,990
	2,849,312	2,717,464
Less: accumulated depreciation and amortization	(1,717,265)	(1,579,278)
Total fixed assets, net	$1,132,047	$1,138,186

We recorded depreciation expense of $70.6 million and $145.9 million for the three and six months ended June 30, 2007 and $64.8 million and $126.5 million for the three and six months ended June 30, 2006.

6.   Debt

Debt consisted of:

	June 30,	December 31,
	2007	2006
	(unaudited)
	(in thousands)
Note payable to Insight Inc.	$100,000	$100,000
Insight Midwest Holdings Credit Facility	2,241,000	2,286,000
Insight Midwest 9 3/4% Senior Notes	200,000	200,000
	2,541,000	2,586,000
Net unamortized discount	(28,175)	(30,278)
Total debt	$2,512,825	$2,555,722

Insight Midwest Holdings $2.445 Billion Credit Facility

Our wholly owned subsidiary, Insight Midwest Holdings, LLC, serves as borrower under a $2.445 billion senior secured credit facility. Obligations under this credit facility are secured by a pledge of the outstanding equity interests of Insight Midwest Holdings and its subsidiaries. The facility is comprised of a $385.0 million A Term Loan scheduled to mature on October 6, 2013, a $1.8 billion B Term Loan scheduled to mature on April 6, 2014 and $260.0 million in revolving commitments scheduled to terminate on October 6, 2012. Insight Midwest Holdings used the proceeds to refinance the existing senior credit facility and to redeem a portion of the outstanding Senior Notes. The weighted average interest rate for debt outstanding under the credit facility was 7.20% at June 30, 2007. As of June 30, 2007 we were in compliance with the credit facility’s covenant requirements.

On March 28, 2002, we borrowed $100.0 million from Insight Inc. The loan bears annual interest of 9%, compounded semi-annually, has a scheduled maturity date of January 31, 2011 and permits prepayments. Insight Midwest Holdings is permitted under the credit facility to make distributions to us for the purpose of repaying this loan, including accrued interest, provided that there are no defaults

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Debt (Continued)

existing under the credit facility. During the three and six months ended June 30, 2007, we repaid a total of $0 and $4.5 million of the loan balance. As of June 30, 2007 and December 31, 2006, the balance of the $100.0 million loan, including accrued interest, was $137.6 million and $136.1 million.

Debt Principal Payments

As of June 30, 2007, the remaining principal payments required on our debt were as follows (in thousands):

2007	$—
2008	9,312
2009	242,063
2010	61,313
2011	180,562
Thereafter	2,047,750
Total	$2,541,000

7.   Derivative Instruments

We enter into derivative instruments, typically interest-rate swap agreements, to modify the interest characteristics of our outstanding debt to either a floating or fixed rate basis. These agreements involve fixed rate interest payments in exchange for floating rate interest receipts, known as cash flow hedges, and floating rate interest payments in exchange for fixed rate interest receipts, known as fair value hedges, over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense related to the debt. The estimated fair value is included in other current or non-current liabilities or assets.

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

Cash Flow Hedges

In October 2006, we entered into two interest rate swap agreements to hedge our exposure to fluctuations in the base rate for our Term Loan B whereby we swapped floating rates for:

•       a fixed rate of 5.240% on $450.0 million notional value of our Term Loan B debt which expires in December 2007; and

•       a fixed rate of 5.148% on $400.0 million notional value of our Term Loan B debt which expires in December 2008.

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   Derivative Instruments (Continued)

In the second quarter these swaps offset movements in the base rate for our Term Loan B by 101.2% and 101.8%, respectively. During the second quarter of 2007, these swap agreements were determined to be ineffective cash flow hedges for the purposes of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. At June 30, 2007 and December 31, 2006, the estimated fair value of these interest rate swap agreements was approximately $1.1 million and $306,000 and were recorded in other current or non-current assets on the accompanying consolidated balance sheets depending on the expiration date of the underlying swap agreement.

8.   Related Party Transactions

Programming

We purchase the majority of our programming through affiliates of Comcast Cable. Charges for such programming, including a 1 1/2% administrative fee, were $51.6 million and $102.9 million for the three and six months ended June 30, 2007 and $44.3 million and $87.3 million for the three and six months ended June 30, 2006. As of June 30, 2007 and December 31, 2006, $34.6 million and $30.7 million of accrued programming costs were due to affiliates of Comcast Cable. We believe that the programming rates charged through these affiliates are lower than those available from independent parties. Upon the completion of the division of assets and liabilities described in Note 1, we will no longer have the right to purchase programming services for our systems through this affiliate arrangement.

Insight Interactive

Effective November 17, 1999, Insight Cable Services entered into a Contribution Agreement with Source Media, Inc., providing for the creation of a joint venture, Insight Interactive LLC. Under the terms of the Contribution Agreement, Source Media contributed its Virtual Modem 2.5 software and the Interactive Channel products and services, including SourceGuide and LocalSource television content. On March 14, 2002, Insight Cable Services purchased the remaining 50% equity interest in Insight Interactive that it did not already own from Source Media. We are currently providing Insight Interactive’s services to customers in some of our systems. Fees for such services totaled $525,000 and $1.1 million for the three and six months ended June 30, 2007 and $879,000 and $1.7 million for the three and six months ended June 30, 2006.

Due To Affiliates

As of June 30, 2007 and December 31, 2006, we had amounts owed to Insight LP, our manager, primarily comprised of accrued interest related to our $100.0 million note payable to Insight Inc., incurred but unpaid management fees, calculated as approximately 3% of revenues, capital expenditures and other operational expenses.

9.   Partnership Split-Up Costs

During the second quarter of 2007, we recorded $2.5 million in employee retention benefits, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and $497,000 in legal fees in connection with matters related to our agreement with Comcast to divide our assets and liabilities. The closing is subject to closing conditions, including local governmental approvals and regulatory approvals, and is expected to be completed by the end of 2007. The Company has

INSIGHT MIDWEST, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   Partnership Split-Up Costs (Continued)

established a plan to provide one-time retention benefits for certain employees related to the split-up. The total approved plan is $10.2 million which will be modified as circumstances warrant. These one-time retention benefits and legal fees are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

INSIGHT CAPITAL, INC.
BALANCE SHEETS
(dollars in thousands, except share and per share amounts)

	June 30, 2007	December 31, 2006
	unaudited
Assets
Cash	$1	$1
Deferred financing costs, net of accumulated amortization of $15,009 and $14,149 as of June 30, 2007 and December 31, 2006	7,777	8,637
Total assets	$7,778	$8,638
Liabilities and shareholder’s deficit
Accrued interest	$4,875	$4,875
Total current liabilities	4,875	4,875
Senior notes, to be paid by Insight Midwest, LP	177,775	175,675
Total liabilities	182,650	180,550
Shareholder’s deficit:
Common stock; $.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Paid-in-capital	1	1
In-substance allocation of proceeds related to senior notes to be paid by Insight Midwest	437,381	427,631
Accumulated deficit	(612,254)	(599,544)
Total shareholder’s deficit	(174,872)	(171,912)
Total liabilities and shareholder’s deficit	$7,778	$8,638

See accompanying notes

INSIGHT CAPITAL, INC.
STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands)

	Three months Ended June 30,		Six months Ended June 30,
	2007	2006	2007	2006
Expenses:
Amortization	$(430)	$(652)	$(860)	$(1,304)
Interest	(5,925)	(26,012)	(11,850)	(52,022)
Net loss	$(6,355)	$(26,664)	$(12,710)	$(53,326)

See accompanying notes

INSIGHT CAPITAL, INC.
STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(12,710)	$(53,326)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accretion of discount on notes	2,100	178
Amortization	860	1,304
Interest expense assumed by affiliate	9,750	51,844
Net cash provided by operating activities	—	—
Net increase in cash	—	—
Cash, beginning of period	1	1
Cash, end of period	$1	$1

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

The following table is derived from our consolidated financial statements that are included in this report and sets forth certain statement of operations data for our consolidated operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Revenue	$355,503	$311,717	$694,972	$612,998
Operating costs and expenses:
Programming and other operating costs	122,545	113,613	242,713	225,697
Selling, general and administrative	88,443	73,517	170,576	143,824
Management fees	10,612	9,345	20,794	18,383
Depreciation and amortization	71,257	66,016	147,304	128,969
Total operating costs and expenses	292,857	262,491	581,387	516,873
Operating income	62,646	49,226	113,585	96,125
Interest expense	48,832	53,689	99,028	106,052
Net income (loss)	14,498	(4,220)	15,603	(9,230)
Net cash provided by operating activities	80,553	47,720	175,149	135,029
Net cash used in investing activities	55,408	83,680	132,038	140,702
Net cash used in (provided by) financing activities	20,000	(4,125)	45,412	16,754
Capital expenditures	55,438	83,587	132,077	140,687

Use of Adjusted Operating Income before Depreciation and Amortization and Free Cash Flow

We utilize Adjusted Operating Income before Depreciation and Amortization, (defined as operating income before depreciation, amortization, non-cash stock-based compensation and partnership dissolution costs) among other measures, to evaluate the performance of our businesses. Adjusted Operating Income before Depreciation and Amortization is considered an important indicator of the operational strength of our businesses and is a component of our annual compensation programs. In addition, our debt agreements use Adjusted Operating Income before Depreciation and Amortization, adjusted for certain non-recurring items, in our leverage and other covenant calculations. We also use this measure to determine how we will allocate resources and capital. Our management finds this measure helpful because it captures all of the revenue and ongoing operating expenses of our businesses and therefore provides a means to directly evaluate the ability of our business operations to generate returns and to compare operating capabilities across our businesses. This measure is also used by equity and fixed income research analysts in their reports to investors evaluating our businesses and other companies in the cable television industry. We believe Adjusted Operating Income before Depreciation and Amortization is useful to investors and bondholders because it enables them to assess our performance in a manner similar to the methods used by our management and provides a measure that can be used to analyze, value and compare companies in the cable television industry, which may have different depreciation, amortization and stock-based compensation policies.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Net income (loss)	$14,498	$(4,220)	$15,603	$(9,230)
Other (income) expense:
Other income	(434)	(89)	(482)	(30)
Interest income	(250)	(154)	(564)	(667)
Interest expense	48,832	53,689	99,028	106,052
Total other expense, net	48,148	53,446	97,982	105,355
Operating income	62,646	49,226	113,585	96,125
Depreciation and amortization	71,257	66,016	147,304	128,969
Partnership dissolution costs	3,042	—	3,042	—
Stock-based compensation	27	38	98	76
Adjusted Operating Income before Depreciation and Amortization	$136,972	$115,280	$264,029	$225,170

Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow

The following table provides a reconciliation from net cash provided by operating activities to Free Cash Flow. In addition, the table provides the components from net cash provided by operating activities to operating income for purposes of the discussions that follow.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Operating income	$62,646	$49,226	$113,585	$96,125
Depreciation and amortization	71,257	66,016	147,304	128,969
Partnership dissolution costs	3,042	—	3,042	—
Stock-based compensation	27	38	98	76
Adjusted Operating Income before Depreciation and Amortization	136,972	115,280	264,029	225,170
Changes in working capital accounts(1)	(6,768)	8,824	(7,284)	9,330
Cash paid for interest	(49,651)	(76,384)	(81,596)	(99,471)
Net cash provided by operating activities	80,553	47,720	175,149	135,029
Capital expenditures	(55,438)	(83,587)	(132,077)	(140,687)
Free Cash Flow	$25,115	$(35,867)	$43,072	$(5,658)

(1)          Changes in working capital accounts are based on the net cash changes in current assets and current liabilities, excluding charges related to interest and taxes and other non-cash expenses.

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenue for the three months ended June 30, 2007 totaled $355.5 million, an increase of 14% over the prior year, due primarily to Revenue Generating Unit (“RGU”) growth across all of our services, as well as video rate increases. High-speed Internet service revenue increased 25% over the prior year, which was attributable to an increased customer base and was partially offset by lower average revenue per customer (“ARPU”) due to promotional discounts. We added a net 18,900 high-speed Internet customers during the quarter to end at 674,900 customers.

Basic cable service revenue increased 6% due to an increased customer base and video rate increases, partially offset by promotional discounts. Historically, we have experienced a seasonal decline in basic customers during the second quarter primarily as a result of students leaving the university communities we serve. In addition, digital service revenue increased 25% over the prior year due to an increased customer base and a $1.58 increase in digital ARPU. We added a net 7,700 digital customers during the quarter to end at 661,500 customers.

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

To increase our bundling opportunities and extend our growth potential in future years, we, during the second half of 2006 and in January 2007, successfully rolled out our telephone product in eight previously unserved districts. As a result, we added a net 29,400 telephone customers during the quarter to end at 177,200 customers.

Revenue by service offering was as follows for the three months ended June 30 (dollars in thousands):

	Revenue by Service Offering
	Three Months Ended June 30, 2007	% of Total Revenue	Three Months Ended June 30, 2006	% of Total Revenue	% Change in Revenue
Basic	$169,891	47.8%	$160,328	51.5%	6.0%
High-Speed Internet	73,260	20.6%	58,616	18.8%	25.0%
Digital	42,954	12.1%	34,307	11.0%	25.2%
Advertising	21,674	6.1%	20,020	6.4%	8.3%
Telephone	20,083	5.6%	12,528	4.0%	60.3%
Premium	13,953	3.9%	13,852	4.4%	0.7%
Franchise fees	8,114	2.3%	7,384	2.4%	9.9%
Other	5,574	1.6%	4,682	1.5%	19.1%
Total	$355,503	100.0%	$311,717	100.0%	14.0%

Total Customer Relationships were 1,424,100 as of June 30, 2007, an increase of 49,000 from 1,375,100 as of June 30, 2006. Total Customer Relationships represent the number of customers who receive one or more of our products (i.e., basic cable, high-speed Internet or telephone) without regard to which product they purchase.

In the quarter ended June 30, 2007, we added 53,000 RGUs which represent the sum of basic, digital, high-speed Internet and telephone customers, and as of June 30, 2007 had 2,854,600 RGUs, an increase of 13% from June 30, 2006. RGUs by category were as follows (in thousands):

	June 30, 2007	June 30, 2006
Basic	1,341.0	1,302.4
High-speed Internet	674.9	534.5
Digital	661.5	572.2
Telephone	177.2	107.2
Total RGUs	2,854.6	2,516.3

Average monthly revenue per basic customer was $88.27 for the three months ended June 30, 2007, compared to $79.65 for the three months ended June 30, 2006. This primarily reflects the continued growth of high-speed Internet, video and telephone product offerings in all markets, as well as video rate increases.

Programming and other operating costs increased $8.9 million, or 8%. Increases in programming rates, customers and the addition of new programming content were significant drivers of the cost increase for the quarter ended June 30, 2007. Other direct operating costs increased due to the increase in telephone cost of service as we successfully rolled out this product in eight previously unserved districts during the second half of 2006 and in January 2007. This increase was partially offset by decreases in our high-speed Internet service costs as the company, in 2006, transitioned its Internet services in-house and realized both cost savings and operational benefits from this investment even while increasing our customer base.

Selling, general and administrative expenses increased $14.9 million, or 20%, primarily due to increased payroll, payroll-related costs and temporary help associated with an increase in the number of employees and salary increases for existing employees. The increase in the number of employees represents investments in sales and marketing, customer care and network operations personnel to continue to upgrade and enhance our product offerings, manage our increasingly complex network and increase customer satisfaction. A portion of the network operations personnel increases were directly related to the transition of our Internet services in-house. $3.0 million of partnership dissolution costs recorded in the second quarter of 2007 related to our planned division of the partnership with Comcast significantly contributed to the increase in selling, general and administrative expenses. Franchise fees, customer billing and collection fees increased primarily due to the increase in our revenues and our customer base. Marketing expenses increased over the prior year to support the continued rollout of high-speed Internet, digital and telephone products, and to grow our core video customer base.

Management fees increased $1.3 million or 14% to $10.6 million for the three months ended June 30, 2007 from $9.3 million for the three months ended June 30, 2006. Management fees, equal to approximately 3% of revenues, are paid to Insight LP.

Depreciation and amortization expense increased $5.2 million or 8% primarily as a result of a continued high level of capital expenditures through June 30, 2007. These expenditures were primarily for purchases of customer premise equipment, installation labor and materials, capitalized labor, headend equipment, network extensions and network capacity and bandwidth increases, all of which we consider necessary in order to continue to maintain and grow our customer base and expand our service offerings. Partially offsetting this increase was a decrease in depreciation expense related to certain assets that have become fully depreciated since June 30, 2006.

As a result of the factors discussed above, Adjusted Operating Income before Depreciation and Amortization increased $21.7 million to $137.0 million, an increase of 19% over the prior year’s quarter.

Interest expense decreased $4.9 million, or 9%, because of lower interest rates, which averaged 7.9% for the three months ended June 30, 2007, as compared to 8.6% for the three months ended June 30, 2006.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenue for the six months ended June 30, 2007, totaled $695.0 million, an increase of 13% over the prior year, due primarily to RGU growth across all of our services, as well as video rate increases. High-speed Internet service revenue increased 24% over the prior year, which was attributable to an increased customer base and was partially offset by lower average revenue per customer due to promotional discounts. We added a net 63,700 high-speed Internet customers during the six months to end at 674,900 customers.

Basic cable service revenue increased 6% due to an increased customer base and video rate increases, partially offset by promotional discounts. We added a net 18,200 basic customers during the six months to end at 1,341,000 customers. In addition, digital service revenue increased 26% over the prior year due to an increased customer base and a $1.56 increase in digital ARPU. We added a net 39,900 digital customers during the six months to end at 661,500 customers.

To increase our bundling opportunities and extend our growth potential in future years, we, during the second half of 2006 and in January 2007, successfully rolled out our telephone product in eight previously unserved districts. As a result, we added a net 53,800 telephone customers during the six months to end at 177,200 customers.

Revenue by service offering was as follows for the six months ended June 30 (dollars in thousands):

	Revenue by Service Offering
	Six Months Ended June 30, 2007	% of Total Revenue	Six Months Ended June 30, 2006	% of Total Revenue	% Change in Revenue
Basic	$338,042	48.6%	$318,535	52.0%	6.1%
High-Speed Internet	142,791	20.5%	115,113	18.8%	24.0%
Digital	83,494	12.0%	66,030	10.8%	26.4%
Advertising	39,059	5.6%	37,717	6.2%	3.6%
Telephone	35,886	5.2%	23,883	3.9%	50.3%
Premium	28,148	4.1%	27,246	4.4%	3.3%
Franchise fees	16,112	2.3%	14,738	2.4%	9.3%
Other	11,440	1.7%	9,736	1.5%	17.5%
Total	$694,972	100.0%	$612,998	100.0%	13.4%

Average monthly revenue per basic customer was $86.70 for the six months ended June 30, 2007, compared to $78.77 for the six months ended June 30, 2006. This primarily reflects the continued growth of high-speed Internet, video and telephone product offerings in all markets, as well as video rate increases.

Programming and other operating costs increased $17.0 million, or 8%. Increases in programming rates, customers and the addition of new programming content were significant drivers of the cost increase for the six months ended June 30, 2007. For the six months ended June 30, 2006, programming costs reflected certain programming credits resulting from favorable resolution of pricing negotiations related to certain prior period programming costs that were accrued at a higher rate than the amount actually paid. Programming credits for the six months ended June 30, 2007 were significantly lower, causing overall programming cost increases to be greater. Other direct operating costs decreased due to decreases in our high-speed Internet service costs as the company, in 2006, transitioned its Internet services in-house and realized both cost savings and operational benefits from this investment even while increasing our customer base. These decreases were partially offset by an increase in telephone cost of service as we successfully rolled out this product in eight previously unserved districts during the second half of 2006 and in January 2007.

Selling, general and administrative expenses increased $26.8 million, or 19%, primarily due to increased payroll, payroll-related costs and temporary help associated with an increase in the number of employees and salary increases for existing employees. The increase in the number of employees represents investments in sales and marketing, customer care and network operations personnel to continue to upgrade and enhance our product offerings, manage our increasingly complex network and increase customer satisfaction. A portion of the network operations personnel increases were directly related to the transition of our Internet services in-house. Franchise fees, customer billing and collection fees increased primarily due to the increase in our revenues and our customer base. $3.0 million of partnership dissolution costs recorded in the second quarter of 2007 related to our planned division of the partnership with Comcast significantly contributed to the increase in selling, general and administrative expenses. Marketing expenses increased over the prior year to support the continued rollout of high-speed Internet, digital and telephone products, and to grow our core video customer base.

Management fees increased $2.4 million or 13% to $20.8 million for the six months ended June 30, 2007 from $18.4 million for the six months ended June 30, 2006. Management fees, equal to approximately 3% of revenues, are paid to Insight LP.

Depreciation and amortization expense increased $18.3 million, or 14%, primarily as a result of a continued high level of capital expenditures through June 30, 2007. These expenditures were primarily for purchases of customer premise equipment, installation labor and materials, capitalized labor, headend equipment, network extensions and network capacity and bandwidth increases, all of which we consider necessary in order to continue to maintain and grow our customer base and expand our service offerings. Partially offsetting this increase was a decrease in depreciation expense related to certain assets that have become fully depreciated since June 30, 2006.

As a result of the factors discussed above, Adjusted Operating Income before Depreciation and Amortization increased $38.9 million to $264.0 million, an increase of 17%.

Interest expense decreased $7.0 million, or 7%, because of lower interest rates, which averaged 7.9% for the six months ended June 30, 2007, as compared to 8.5% for the six months ended June 30, 2006.

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

Cash provided by operations for the six months ended June 30, 2007 and 2006 was $175.1 million and $135.0 million. The increase was primarily attributable to the decrease in our net loss and an increase in non-cash items, specifically depreciation and amortization. These increases were partially offset by a decrease in the timing of cash receipts and payments related to our working capital accounts.

Cash used in investing activities for the six months ended June 30, 2007 and 2006 was $132.0 million and $140.7 million and was primarily for capital expenditures. These expenditures principally constituted purchases of customer premise equipment, installation labor and materials and capitalized labor, all of which are necessary to grow our customer base and expand our service offerings.

Cash used in financing activities for the six months ended June 30, 2007 and 2006 was $45.4 million and $16.8 million. These expenditures were primarily for the repayment of our credit facility.

Free Cash Flow for the six months ended June 30, 2007 totaled $43.1 million compared to ($5.7) million for the six months ended June 30, 2006. This increase in Free Cash Flow from June 30, 2006 to June 30, 2007 of $48.8 million was primarily driven by the following:

•       A $38.9 million increase in Adjusted Operating Income before Depreciation and Amortization;

•       A $17.9 million decrease in cash interest expense paid primarily driven by the refinancing of our credit facility in the fourth quarter of 2006. We pay interest quarterly on the new credit facility and paid interest semi-annually (in Q2 and Q4) on the bonds it refinanced; and

•       An $8.6 million decrease in capital expenditures.

These increases in cash flow were offset by:

•       A $16.6 million decrease in the generation of Free Cash Flow over the same period in the prior year from changes in working capital accounts.

We have a substantial amount of debt. Our high level of debt could have important consequences. Our principal source of cash we need to pay our obligations and to repay the principal amount of our debt obligations is the cash that our subsidiaries generate from their operations and their borrowings. We believe that the Insight Midwest Holdings credit facility, cash on-hand and our cash flow from operations are sufficient to support our current operating plan. As of June 30, 2007 we had the ability to draw upon $194.3 million of unused availability under the Insight Midwest Holdings credit facility to fund any shortfall resulting from the inability of our cash from operations to fund our capital expenditures, meet our debt service requirements or otherwise fund our operations. As of June 30, 2007 we were in compliance with all covenants under our credit agreement.

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

Subject to pro forma financial covenant compliance, any cash received as a result of the division may be applied, at our manager’s option, to: (a) repay the remaining 9¾% senior notes, (b) repay the Insight Inc. 12¼% senior discount notes, (c) repay the $100.0 million intercompany note, (d) prepay the Term Loans on a pro rata basis, (e) repay other debt and/or (f) for general corporate purposes. After the occurrence of the division, the margin with respect to the Term Loan B will increase by 50 basis points, or 0.50%, if and for so long as the Insight Midwest Holdings’ leverage ratio exceeds 6.50:1.00. Upon the occurrence of the division, the maximum leverage permitted will increase by 0.50:1.00.

The following table summarizes our contractual obligations and commitments, excluding interest and commitments for programming, as of June 30, 2007, including periods in which the related payments are due (unaudited, in thousands):

	Contractual Obligations
	Long-Term Debt	Operating Leases	Total
2007	$—	$1,606	$1,606
2008	9,312	2,372	11,684
2009	242,063	1,948	244,011
2010	61,313	1,281	62,594
2011	180,562	729	181,291
Thereafter	2,047,750	2,966	2,050,716
Total cash obligations	$2,541,000	$10,902	$2,551,902

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

The aggregate fair market value and aggregate carrying value of our 9¾% senior notes was $201.0 million and $200.0 million as of June 30, 2007. The fair market value of our credit facility borrowings approximates its carrying value as the credit facility borrowings bear interest at floating rates of interest. As of June 30, 2007, the fair value, if terminated, of our interest rate swap agreements was $1.1 million and is reflected in our financial statements as other current or non-current assets. Changes in the fair value of our interest rate derivative financial instruments are either recognized in income or in stockholders’ equity as a component of other comprehensive income depending on whether the derivative financial instruments qualify for hedge accounting.

Item 4.                        Controls and Procedures

Under the supervision and with the participation of Insight Midwest’s management, including its Chief Executive Officer and Chief Financial Officer, Insight Midwest evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2007. Based upon that evaluation, its Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective.

There has not been any change in Insight Midwest’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Under the supervision and with the participation of Insight Capital’s management, including its Chief Executive Officer and Chief Financial Officer, Insight Capital evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2007. Based upon that evaluation, its Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective.

There has not been any change in Insight Capital’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Date: August 14, 2007	INSIGHT MIDWEST, L.P.
	By:	/s/ JOHN ABBOT
John Abbot
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2007	INSIGHT CAPITAL, INC.
	By:	/s/ JOHN ABBOT
John Abbot
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)